Form 10-Q
period 2021-09-30
Mountain & Co. I Acquisition Corp.
filed 2021-12-20
CIK 1856995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

MOUNTAIN & CO. I ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	333-259034	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

4001 Kennett Pike, Suite 302 Wilmington, Delaware 19807	19807
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 302 273 0765

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	MCAA	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	MCAAW	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	MCAAU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

◻ Large accelerated filer	◻Accelerated filer
⌧ Non-accelerated filer	⌧ Smaller reporting company
⌧ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ⌧  No ◻

As of December 16, 2021, there were 20,000,000 shares of the Class A ordinary shares, $0.0001 par value, and 5,750,000 shares of Class B ordinary shares $0.0001 par value, issued and outstanding.

MOUNTAIN & CO I ACQUISITION CORP.

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Condensed Balance Sheet as of September 30, 2021 (unaudited)	1
	Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from April 16, 2021 (inception) through September 30, 2021 (unaudited)	2
	Condensed Statement of Changes in Shareholder’s Equity for the three months ended September 30, 2021 and for the period from April 16, 2021 (inception) through September 30, 2021 (unaudited)	3
	Condensed Statement of Cash Flows for the period from April 16, 2021 (inception) through September 30, 2021 (unaudited)	4
	Notes to Condensed Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4.	Controls and Procedures	23

Part II. Other Information		24

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	25
Item 6.	Exhibits	25

Part III. Signatures		26

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNTAIN & CO I ACQUISITION CORP.

CONDENSED BALANCE SHEET

(UNAUDITED)

September 30, 2021
Assets
Deferred offering cost	$563,379
Total Assets	$563,379

Liabilities and Shareholder's Equity:
Current liabilities
Accrued offering costs and expenses	$426,923
Promissory note – related party	118,833
Total Current Liabilities	545,756

Commitments and Contingencies (see Note 6)

Shareholder's Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	24,425
Accumulated deficit	(7,377)
Total Shareholder's Equity	17,623
Total Liabilities and Shareholder's Equity	$563,379

(1)

Includes up to 750,000 Founder Shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ election to exercise their over-allotment option, On July 13, 2021, 1,437,500 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. All amounts have been retroactively restated to reflect the cancellation.

The accompanying notes are an integral part of the condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		period from
		April 16,
		2021
	For the	(inception)
	three months ended	through
	September 30,	September 30,
	2021	2021
Formation and operating costs	$—	$7,377
Loss from operations	$—	$(7,377)

Weighted average shares outstanding of Class A ordinary share	—	—
Basic and diluted net loss per share, Class A ordinary share	$—	$—
Weighted average shares outstanding of Class B ordinary share(1)	5,000,000	5,000,000
Basic and diluted net loss per share, Class B ordinary share	$—	$(0.00)

(1)

Includes up to 750,000 Founder Shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ election to exercise their over-allotment option, On July 13, 2021, 1,437,500 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. All amounts have been retroactively restated to reflect the cancellation.

The accompanying notes are an integral part of the condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of April 16, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(7,377)	(7,377)
Balance as of June 30, 2021	—	$—	5,750,000	$575	$24,425	$(7,377)	$17,623
Net loss	—	—	—	—	—	—	—
Balance as of September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(7,377)	$17,623

(1)

Includes up to 750,000 Founder Shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ election to exercise their over-allotment option, On July 13, 2021, 1,437,500 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. All amounts have been retroactively restated to reflect the cancellation.

The accompanying notes are an integral part of the condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the period from
April 16, 2021
(inception) through
September 30, 2021
Cash flows from Operating Activities:
Net loss	$(7,377)
Change in current liabilities
Accrued expense	7,377
Net cash used in operating activities	—

Net change in cash	—
Cash, April 16, 2021 (inception)	—
Cash, end of the period	$—

Supplemental disclosure of cash flow information:
Accrued/deferred offering costs	$419,546
Deferred offering costs under Promissory note	$118,833
Deferred offering costs paid by Sponsor in exchange of ordinary shares	$25,000
Forfeiture of Founder Shares	$144

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Note 1 —  Description of Organization, Business Operations and Liquidity

Mountain & Co. I Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on April 16, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues at the earliest until after the completion of its initial Business Combination. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Mountain & Co. I Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on November 4, 2021 (the “Effective Date”). On November 9, 2021, the Company consummated its IPO of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) (or 23,000,000 units if the underwriters’ over-allotment option is exercised in full) at $10.00 per Unit, which is discussed in Note 3 (the “Public Offering”) and the sale of 12,000,000 warrants (or 13,500,000 warrants if the underwriters’ over-allotment option is exercised in full) (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the Public Offering.  On November 12, 2021, the underwriters exercised their full over-allotment option, resulting in an addition 3,000,000 units purchased and $30,000,000 in additional gross proceeds for aggregate units purchased of 23,000,000 and aggregate gross proceeds of $230,000,000 from both the IPO and over-allotment option exercise (see Note 8).

Transaction costs related to the IPO and the exercise of the over-allotment option amounted to $13,406,427 consisting of $4,600,000 of underwriting commissions, $8,050,000 of deferred underwriting fees and $756,427 of other cash offering costs.

The Company must consummate an initial Business Combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (as defined below) (excluding the amount of any deferred underwriting discount held in trust) at the time of its signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete such Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

MOUNTAIN & CO I ACQUISITION CORP.

FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

The Company does not believe that their anticipated principal activities will subject them to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. This offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of its obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of public shares if the Company does not complete its initial Business Combination within 15 months from the closing of this offering (or up to 18 months from the closing of this offering if we extend the period of time to consummate a Business Combination) or (B) with respect to any other provision relating to the rights of holders of Class A ordinary shares; or (iii) absent its completing an initial Business Combination within 15 months from the closing of this offering (or up to 18 months from the closing of this offering if we extend the period of time to consummate a Business Combination), the return of the funds held in the trust account to the public shareholders as part of the redemption of the public shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the ability to complete a Business Combination. If the Company has not consummated the initial Business Combination within the required time period, the public shareholders may receive only approximately $10.30 per public share, or less in certain circumstances, on the liquidation of the trust account and the warrants will expire worthless.

Following the closing of the IPO on November 9, 2021, and subsequent close of the over-allotment option exercise on November 12, 2021, a total of $236,900,000, comprised of $225,400,000 of the net proceeds from the IPO, including $8,050,000 of the underwriters’ deferred discount, and $11,500,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (see Note 8).

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement or whether the Company were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.30 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

MOUNTAIN & CO I ACQUISITION CORP.

FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”  In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

If the Company has not consummated an initial Business Combination within 15 months from the closing of this offering (or up to 18 months from the closing of this offering if we extend the period of time to consummate a Business Combination), the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of its public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of the amended and restated memorandum and articles of association prior to any voluntary winding up. If the Company were required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to its public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 15 months from the closing of this offering (or up to 18 months from the closing of this offering if we extend the period of time to consummate a Business Combination) before the redemption proceeds of the trust account become available to them, and they receive the return of their pro rata portion of the proceeds from the trust account. The Company has no obligation to return funds to investors prior to the date of the redemption or liquidation unless, prior thereto, the Company consummated its initial Business Combination or amend certain provisions of the amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon the redemption or any liquidation will public shareholders be entitled to distributions if the Company does not complete its initial Business Combination and do not amend certain provisions of the amended and restated memorandum and articles of association. The amended and restated memorandum and articles of association will provide that, if the Company winds up for any other reason prior to the consummation of its initial Business Combination, the Company will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame; and (iv) vote any Founder Shares held by them and any public shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Company will have until 15 months from the closing of the Public Offering to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 15 months, the Company may extend the period of time to consummate a Business Combination by an additional three months (for a total of 18 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $2,000,000, or $2,300,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case), on or prior to the date of the deadline.

MOUNTAIN & CO I ACQUISITION CORP.

FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.30 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.30 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.30 per public share. In such event, the Company may not be able to complete the initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

As of September 30, 2021, the Company had no cash in its operating bank account and working capital deficit of $545,756. Following consummation of the IPO on November 9, 2021, the Company had $1,835,855 of cash in its operating bank account and working capital of $845,684.

The Company’s liquidity needs up to September 30, 2021 have been satisfied through the payment of certain offering costs by Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

MOUNTAIN & CO I ACQUISITION CORP.

FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the initial audited financial statement and notes thereto for the period from April 16, 2021 (inception) to November 9, 2021 as filed with the SEC on November 16, 2021. The interim results for the three months ended September 30, 2021 and for the period from April 16, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Business Startups Act of 2012, ( the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period.

Use of Estimates

The preparation of the financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of September 30, 2021.

Offering Costs Associated with Initial Public Offering

Deferred offering costs consist of underwriter, accounting, filing and legal expenses incurred through the balance sheet date that are directly related to the IPO.  Upon consummation, they were charged ratably to the underlying instruments they related to on a relative fair value basis.  If the IPO had proved to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, would have been charged to operations. Offering costs amounted to $13,406,427 and were charged to temporary equity, outside of shareholders’ deficit, upon the completion of the IPO on November 9, 2021. Deferred offering cost amounted to $563,379 as of September 30, 2021.

MOUNTAIN & CO I ACQUISITION CORP.

FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, as of September 30, 2021, there were no Class A ordinary shares issued or outstanding.

Warrants

The Company must account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

MOUNTAIN & CO I ACQUISITION CORP.

FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants as equity-classified.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from April 16, 2021 (inception) through September 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on this account.

MOUNTAIN & CO I ACQUISITION CORP.

FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Public Offering

On November 9, 2021 the Company consummated the sale of 20,000,000 Units, (or 23,000,000 Units if the underwriters’ over-allotment option is exercised in full) at a price of $10.00 per Unit. On November 12, 2021, the underwriters exercised their full over-allotment option which resulted in the sale of an additional 3,000,000 Units for an aggregate of 23,000,000 Units (see Note 8).

Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 12,000,000 warrants (or 13,500,000 warrants if the underwriters’ over-allotment option is exercised in full) at a price of $1.00 per warrant (the “Private Placement Warrants”), for an aggregate purchase price of $12,000,000 , or $13,500,000 if the underwriters’ over-allotment option is exercised in full.  On November 12, 2021, the underwriters exercised their full over-allotment option exercise, which resulted in an additional 1,500,000 Private Placement Warrants being sold for an aggregated of 13,500,000 Private Placement Warrants (see Note 8).

The private placement warrants will be identical to the warrants sold in the Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, the private placement warrants (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights.

If the private placement warrants are held by holders other than the Sponsor or its permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the Public Offering. If the Company does not complete its initial Business Combination within the Combination Period, the private placement warrants will expire worthless.

MOUNTAIN & CO I ACQUISITION CORP.

FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Note 5 — Related Party Transactions

Founder Shares

On April 23, 2021, Mountain & Co. Sponsor One LLP, an affiliate of the Company, paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On July 13, 2021, 1,437,500 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. All amounts have been retroactively restated to reflect this. Up to 750,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On November 12, 2021, the underwriters elected to fully exercise their over-allotment option, 750,000 Founder Shares were no longer subject to forfeiture (see Note 8).

On August 23, 2021, the sponsor transferred 550,000 Class B ordinary shares to Prof. Dr. Utz Claassen, 25,000 Class B ordinary shares to Winston Ma and 20,000 Class B ordinary shares each to Dr. Cornelius Boersch, Daniel Wenzel, Alexander Hornung, Miles Gilburne and Dr. Phillip Rösler. These shares shall not be subject to forfeiture in the event the underwriter’s overallotment option is not exercised. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Company will record the fair value of the transferred Founder Shares as Officer and Director compensation expense upon the consummation of the initial Business Combination, in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 718 “Compensation - Stock Compensation.”

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares (the “lock-up”).

Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Promissory Note — Related Party

On April 23, 2021, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the Public Offering. The loans will be repaid upon the closing of the Public Offering out of the offering proceeds that has been allocated for the payment of offering expenses (other than underwriting commissions) and amounts not to be held in the trust account. As of September 30, 2021, the Company had $118,833 outstanding under the Promissory Note.

MOUNTAIN & CO I ACQUISITION CORP.

FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the sponsor or an affiliate of the sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per  warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to the Working Capital Loans funds and provide a waiver against any and all rights to seek access to funds in the trust account. As of September 30, 2021, no such Working Capital Loans were outstanding.

Related Party Extension Loans

The Company may extend the period of time to consummate a Business Combination by an additional three months (for a total of 18 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the trust account $2,000,000, or $2,300,000 if the underwriters’ overallotment option is exercised in full ($0.10 per Public Share in either case), on or prior to the date of the deadline. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete a Business Combination.

Administrative Support Agreement

Commencing on the date that the Company’s securities are first listed on Nasdaq, the Company will pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2021, the Company had not incurred administrative support expense pursuant to this agreement.

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Public Offering, (ii) private placement warrants, which will be issued in a private placement simultaneously with the closing of the Public Offering and the Class A ordinary shares underlying such private placement warrants and (iii) private placement warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

MOUNTAIN & CO I ACQUISITION CORP.

FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Underwriters Agreement

The Company granted the underwriters a 45-day option from the date of the Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any. The underwriters exercised their full over-allotment option on November 12, 2021 (see Note 8).

The underwriters are entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering, or $4,000,000 (or up to $4,600,000 if the underwriters’ over-allotment is exercised in full). Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering upon the completion of the Company’s initial Business Combination.

Note 7 — Shareholder’s Equity

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of September 30, 2021, there was no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of April 23, 2021, there were 7,187,500 Class B ordinary shares issued and outstanding. On July 13, 2021, 1,437,500 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. All amounts have been retroactively restated to reflect the cancellations. Of the 5,750,000 Class B ordinary shares, an aggregate of up to 750,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Public Offering. On November 12, 2021, the underwriters elected to fully exercise their over-allotment option, 750,000 Founder Shares are no longer subject to forfeiture (see Note 8).

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of its ordinary shares that are voted is required to approve any such matter voted on by the Company’s shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds of its ordinary shares that are voted, and pursuant to the amended and restated memorandum and articles of association; such actions include amending its amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. The Board of Directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can appoint all of the directors. The Company’s shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. Prior to its initial Business Combination, only holders of Founder Shares will have the right to vote on the appointment of directors. Holders of public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of its Founder Shares may remove a member of the board of directors for any reason. The provisions of the amended and restated memorandum and articles of association governing the appointment or removal of directors prior to its initial Business Combination may only be amended by a special resolution passed by not less than two-thirds of the ordinary shares who attend and vote at its general meeting which shall include the affirmative vote of a simple majority of its Class B ordinary shares.

MOUNTAIN & CO I ACQUISITION CORP.

FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

The Founder Shares are designated as Class B ordinary shares and will automatically convert into Class A ordinary shares, which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions if the Company does not consummate an initial Business Combination, at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of this offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued to any seller in the initial Business Combination and any private placement warrants issued to the Company’s sponsor, its affiliates or any member of its management team upon conversion of working capital loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Warrants — Each whole warrant entitles the holder to purchase one share of the Company’s Class A ordinary shares at a price of $11.50 per share, subject to adjustment.

The warrants will expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the trust account.

The Company will not be obligated to deliver any shares of Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A ordinary shares is available, subject to the satisfying the Company’s obligations described below with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A ordinary shares underlying such Unit.

The Company is not registering the shares of Class A ordinary shares issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC, and within 60 business days following the initial Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A ordinary shares until the warrants expire or are redeemed; provided that, if the Class A ordinary shares is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

MOUNTAIN & CO I ACQUISITION CORP.

FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

●	upon a minimum of 30 days' prior written notice of redemption; and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. If the Company calls the public warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the public warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the public warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the public warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the public warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the trust account, holders of public warrants will not receive any of such funds with respect to their public warrants, nor will they receive any distribution from the Company’s assets held outside of the trust account with respect to such public warrants. Accordingly, the public warrants may expire worthless.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination, and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the public warrants underlying the Units being sold in the Public Offering, except that (x) the Private Placement Warrants will not be transferable, assignable or salable and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, in each case subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable and (z) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will be entitled to registration rights.

The Company will account for 22,000,000 warrants to be issued in connection with the Public Offering (including 10,000,000 Public Warrants and 12,000,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up through the date that the financial statement was issued. Based upon this review, except for those discussed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statement.

MOUNTAIN & CO I ACQUISITION CORP.

FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

On November 9, 2021, the Company consummated its IPO of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) (or 23,000,000 units if the underwriters’ over-allotment option is exercised in full) at $10.00 per Unit, which is discussed in Note 3 (the “Public Offering”) and the sale of 12,000,000 warrants (or 13,500,000 warrants if the underwriters’ over-allotment option is exercised in full) (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the Public Offering.

Transaction costs amounted to $11,756,427 consisting of $4,000,000 of underwriting commissions, $7,000,000 of deferred underwriting fees and $756,427 of other cash offering costs.

Following the closing of the IPO on November 9, 2021, a total of $206,000,000, comprised of $196,000,000 of the net proceeds from the IPO, including $7,000,000 of the underwriters’ deferred discount, and $10,000,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On November 12, 2021, the underwriters exercised their full over-allotment option, resulting in an additional 3,000,000 Units issued for gross proceeds of $30,000,000.

Transaction costs associated with the underwriters’ exercise of their over-allotment option amounted to $1,650,000 of underwriting fees, $600,000 in underwriting discount paid at the time of the over-allotment and $1,050,000 in deferred underwriting fees. A total of $29,400,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $235,400,000.

As a result of the underwriters’ election to exercise their over-allotment option, 750,000 Founder Shares are no longer subject to forfeiture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Mountain & Co. I Acquisition Corp.,” “our,” “us” or “we” refer to Mountain & Co. I Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a newly organized blank check company incorporated on April 16, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (the “Business Combination”). We have not selected any Business Combination target and have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target.

Our Sponsor is Mountain & Co. I Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).

Our registration statement was declared effective on November 4, 2021 (the “Effective Date”). On November 9, 2021, we consummated our IPO of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) (or 23,000,000 units if the underwriters’ over-allotment option was exercised in full) at $10.00 per Unit and the sale of 12,000,000 warrants (or 13,500,000 warrants if the underwriters’ over-allotment option was exercised in full) (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor that closed simultaneously with the Public Offering.  On November 12, 2021, the underwriters exercised their full over-allotment option, resulting in an additional 3,000,000 units purchased and $30,000,000 in additional gross proceeds for aggregate units purchased of 23,000,000 and aggregate gross proceeds of $230,000,000 from both the IPO and over-allotment option exercise.

Transaction costs related to our IPO and the exercise of the over-allotment option amounted to $13,406,427 consisting of $4,600,000 of underwriting commissions, $8,050,000 of deferred underwriting fees and $756,427 of other cash offering costs.

Following the closing of our IPO on November 9, 2021, and subsequent close of the over-allotment option exercise on November 12, 2021, a total of $236,900,000, comprised of $225,400,000 of the net proceeds from the IPO, including $8,050,000 of the underwriters’ deferred discount, and $11,500,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

We will have until 15 months from the closing of the Public Offering to complete a Business Combination. However, if we anticipate that we may not be able to consummate a Business Combination within 15 months, we may extend the period of time to consummate a Business Combination by an additional three months (for a total of 18 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for us to consummate a Business Combination, our Sponsor or its affiliate or designees must deposit into the Trust Account $2,000,000, or $2,300,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case), on or prior to the date of the deadline.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.30 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.30 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of the company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.30 per public share. In such event, we may not be able to complete the initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Results of Operations

As of September 30, 2021, we had not commenced any operations. All activity for the period from April 16, 2021 (inception) through September 30, 2021 relates to our formation and initial public offering. We will not generate any operating revenues at the earliest until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from our Public Offering. We have selected December 31 as our fiscal year end.

For the three months ended September 30, 2021, we had a net loss of $0.

For the period from April 16, 2021 (inception) to September 30, 2021, we had a net loss of $7,377 relating entirely to formation costs.

Liquidity and Capital Resources

As of September 30, 2021, we had no cash and a working capital deficit of $545,756.

Our liquidity needs up to September 30, 2021 have been satisfied through the payment of certain offering costs by Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000. In addition, in order to finance transaction costs in connection with the Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from IPO filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Support Agreement

Commencing on the date that our securities are first listed on Nasdaq, we will pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Public Offering, (ii) private placement warrants, which will be issued in a private placement simultaneously with the closing of the Public Offering and the Class A ordinary shares underlying such private placement warrants and (iii) private placement warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Offering Costs Associated with Initial Public Offering

Deferred offering costs consist of underwriter, accounting, filing and legal expenses incurred through the balance sheet date that are directly related to our IPO.  Upon consummation, they were charged ratably to the underlying instruments they related to on a relative fair value basis. If our IPO had proved to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, would have been charged to operations. Offering costs amounted to $13,406,427 and were charged to temporary equity, outside of shareholders’ deficit, upon the completion of our IPO on November 9, 2021.  Deferred offering cost amounted to $563,379 as of September 30, 2021.

Ordinary Class A Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares sold in our IPO feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, as of September 30, 2021, there were no Class A ordinary shares issued or outstanding.

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of shares. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net loss per ordinary share is computed by dividing the pro rata net loss between our Class A ordinary shares and our Class B ordinary shares by the weighted average number of shares of ordinary shares outstanding for each of the periods. The calculation of diluted loss per share of ordinary shares does not consider the effect of the warrants issued in connection with our IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.  As of September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its IPO filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On April 23, 2021, we issued 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”) to our Sponsor for $25,000, or approximately $0.003 per share, to cover certain offering costs in connection with our formation. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On November 9, 2021 the Company consummated the sale of 20,000,000 Units, (or 23,000,000 Units if the underwriters’ over-allotment option is exercised in full) at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 12,000,000 warrants (or 13,500,000 warrants if the underwriters’ over-allotment option is exercised in full) at a price of $1.00 per warrant (the “Private Placement Warrants”), for an aggregate purchase price of $12,000,000, or $13,500,000 if the underwriters’ over-allotment option is exercised in full. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Following the closing of the IPO on November 9, 2021, a total of $206,000,000, comprised of $196,000,000 of the net proceeds from the IPO, including $7,000,000 of the underwriters’ deferred discount, and $10,000,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On November 12, 2021, the underwriters exercised their full over-allotment option, resulting in an additional 3,000,000 Units issued for gross proceeds of $30,000,000.

Transaction costs associated with the underwriters’ exercise of their over-allotment option amounted to $1,650,000 of underwriting fees, $600,000 in underwriting discount paid at the time of the over-allotment and $1,050,000 in deferred underwriting fees. A total of $29,400,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $235,400,000.

There has been no material change in the planned use of the proceeds from the IPO and the private placement as is described in the final prospectus included in the IPO Registration Statement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOUNTAIN & CO. I ACQUISITION CORP.

Date: December 20, 2021	By:	/s/ Dr. Cornelius Boersch
	Name:	Dr. Cornelius Boersch
	Title:	Chief Executive Officer