Form 10-Q
period 2022-03-31
Mountain & Co. I Acquisition Corp.
filed 2022-05-13
CIK 1856995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2022, there were 23,000,000 shares of the Class A ordinary shares, $0.0001 par value, and 5,750,000 shares of Class B ordinary shares $0.0001 par value, issued and outstanding.

MOUNTAIN & CO I ACQUISITION CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNTAIN & CO I ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash	$210,489	$303,858
Receivable from Sponsor	258,002	276,000
Prepaid expenses	473,003	434,677
Total Current Assets	941,494	1,014,535
Prepaid expenses – non-current portion	244,712	346,441
Investments held in Trust Account	236,906,872	236,901,030
Total Assets	$238,093,078	$238,262,006

Liabilities, Redeemable Ordinary Shares, and Stockholders' Deficit
Current liabilities
Accrued offering costs and expenses	$460,411	$117,578
Due to related party	42,525	12,000
Promissory note – related party	118,833	118,833
Total Current Liabilities	621,769	248,411
Deferred underwriting fee	8,050,000	8,050,000
Total Liabilities	8,671,769	8,298,411

Commitments and Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.30 per share at March 31, 2022 and December 31, 2021	236,900,000	236,900,000

Stockholders' Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,479,266)	(6,936,980)
Total Stockholders' Deficit	(7,478,691)	(6,936,405)
Total Liabilities, Redeemable Ordinary Shares, and Stockholders' Deficit	$238,093,078	$238,262,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the
three months ended
March 31, 2022
Formation and operating costs	$548,128
Loss from operations	$(548,128)
Other income
Interest income on trust account	5,842
Total other income	5,842
Net loss	$(542,286)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	20,000,000
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.02)
Weighted average shares outstanding of Class B ordinary shares	5,750,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	$(6,936,980)	$(6,936,405)
Net loss	—	—	—	—	—	(542,286)	(542,286)
Balance as of March 31, 2022	—	$—	5,750,000	$575	$—	$(7,479,266)	$(7,478,691)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the
three months ended
March 31, 2022
Cash flows from Operating Activities:
Net loss	$(542,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(5,842)
Changes in current assets and liabilities:
Prepaid expenses	63,403
Accrued expenses	342,833
Receivable from Sponsor	17,998
Due to related party	30,525
Net cash used in operating activities	(93,369)

Net change in cash	(93,369)
Cash, beginning of the period	303,858
Cash, end of the period	$210,489

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MOUNTAIN & CO I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the three months ended March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues at the earliest until after the completion of its initial Business Combination. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

At March 31, 2022, the Company had $210,489 in operating cash and a working capital of $319,725, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

The Company’s liquidity needs up to March 31, 2022 have been satisfied through the payment of certain offering costs by Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until February 9, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic, rising interest rates, inflation and the Russia-Ukraine war and has concluded that while it is reasonably possible that any of these could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the

MOUNTAIN & CO I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 15, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, funds held in the Trust Account include $236,906,872 and $236,901,030 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below), respectively.

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

MOUNTAIN & CO I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, as of March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of March 31, 2022 and December 31, 2021 is reconciled in the following table:

Proceeds from IPO	$230,000,000
Less: Proceeds allocated to Public Warrants	(6,900,000)
Class A ordinary shares issuance costs	(12,963,555)
Plus:
Fair value of over-allotment option	60,000
Remeasurement of Class A ordinary shares to redemption value	26,703,555
Class A ordinary shares subject to possible redemption	$236,900,000

MOUNTAIN & CO I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor.As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

	For the three months
	ended March 31, 2022
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(421,193)	$(121,093)
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	20,000,000	5,750,000
Basic and diluted net loss per share	$(0.02)	$(0.02)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

MOUNTAIN & CO I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective year beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted. The guidance was adopted starting January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Public Offering

On November 9, 2021, the Company consummated the sale of 20,000,000 Units at a price of $10.00 per Unit. On November 12, 2021, the underwriters fully exercised their over-allotment option, which resulted in the sale of an additional 3,000,000 Units for an aggregate of 23,000,000 Units.

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

MOUNTAIN & CO I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 — Related Party Transactions

Receivable from Sponsor

As of March 31, 2022 and December 31, 2021, the Company has outstanding receivable from Sponsor of $258,002 and $276,000, respectively. On February 25, 2022 and December 14, 2021, the Company transferred cash amounting to $1,100,000 and $7,002, to the Sponsor, respectively. The Sponsor paid $824,000 to the Company as of December 31, 2021.

Due to Related Party

As of March 31, 2022 and December 31, 2021, the Company has outstanding payable to a related party of $42,525 and $12,000, which is composed mainly of accrued administrative service fee, respectively.

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

Promissory Note — Related Party

On April 23, 2021, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of March 31, 2022 or the closing of the Public Offering. As of March 31, 2022 and December 31, 2021, the Company had $118,833 outstanding under the Promissory Note.

MOUNTAIN & CO I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the sponsor or an affiliate of the sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to the Working Capital Loans funds and provide a waiver against any and all rights to seek access to funds in the trust account. As of March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

Administrative Support Agreement

Commencing on November 5, 2021, the Company will pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company had incurred $30,000 of administrative support expense pursuant to this agreement.

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

MOUNTAIN & CO I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The underwriters were paid in cash for underwriting discount of two percent (2%) of the gross proceeds of the Public Offering and full exercise of the over-allotment option, or $4,600,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering upon the completion of the Company’s initial Business Combination.

Note 7 — Stockholders’ Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of March 31, 2022 and December 31, 2021, there was no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Redemption of warrants

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

MOUNTAIN & CO I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

The Company accounts for 25,000,000 warrants issued in connection with the Public Offering and the full exercise of the underwriters’ over-allotment option (including 11,500,000 Public Warrants and 13,500,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

Note 8 — Recurring Fair Value Measurements

Substantially all of the Company’s investments held in the Trust Account on the balance sheets consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

MOUNTAIN & CO I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents information about the Company’s assets and were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$236,906,872	$236,906,872	$—	$—

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$236,901,030	$236,901,030	$—	$—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up through the date that the unaudited condensed financial statements was issued. Based upon this review, except for those discussed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Mountain & Co. I Acquisition Corp.,” “our,” “us” or “we” refer to Mountain & Co. I Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated on April 16, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We have not selected any Business Combination target yet.

Our Sponsor is Mountain & Co. I Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).

Our registration statement was declared effective on November 4, 2021. On November 9, 2021, we consummated our initial public offering (the “IPO”) of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit and the sale of 12,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor that closed simultaneously with the IPO. On November 12, 2021, the underwriters exercised their full over-allotment option, resulting in an additional 3,000,000 Units purchased and $30,000,000 in additional gross proceeds for aggregate Units purchased of 23,000,000 and aggregate gross proceeds of $230,000,000 from both the IPO and over-allotment option exercise. Substantially concurrently with the exercise of the over-allotment option, we completed the private sale of 1,500,000 additional Private Placement Warrants to our Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $1,500,000.

Transaction costs related to our IPO and the exercise of the over-allotment option amounted to $13,406,427 consisting of $4,600,000 of underwriting commissions, $8,050,000 of deferred underwriting fees and $756,427 of other cash offering costs.

Following the closing of our IPO on November 9, 2021, and subsequent close of the over-allotment option exercise on November 12, 2021, a total of $236,900,000, comprised of $225,400,000 of the net proceeds from the IPO, including $8,050,000 of the underwriters’ deferred discount, and $11,500,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement governing the Trust Account, the trustee is not permitted to invest in other securities or assets. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of our public shares if we are unable to complete the initial Business Combination within 15 months from the closing of the IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a Business Combination, subject to our Sponsor depositing additional funds in the Trust Account, as described in more detail herein), subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of our public shares if we have not consummated an initial Business Combination within 15 months from the closing of the IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a Business Combination) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders.

We will have until 15 months from the closing of the IPO to complete a Business Combination. However, if we anticipate that we may not be able to consummate a Business Combination within 15 months, we may extend the period of time to consummate a Business Combination by an additional three months (for a total of 18 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for us to consummate a Business Combination, our Sponsor or its affiliate or designees must deposit into the Trust Account additional funds/$2,300,000 in light of the full exercise by the underwriters’ of the over-allotment option ($0.10 per Public Share in either case), on or prior to the date of the deadline).

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.30 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.30 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of the company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.30 per public share. In such event, we may not be able to complete the initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Results of Operations

As of March 31, 2022, we had not commenced any operations. All activity for the three months ended March 31, 2022 relates to our formation and IPO. We will not generate any operating revenues at the earliest until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from our IPO. We have selected December 31 as our fiscal year end.

For the three months ended March 31, 2022, we had a net loss of $542,286, which included formation and operating costs of $548,128, offset by interest earned on trust account of $5,842.

Liquidity and Capital Resources

As of March 31, 2022, we had $210,489 in its operating bank account, and a working capital of $319,725.

Our liquidity needs up to March 31, 2022 have been satisfied through the payment of certain offering costs by the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000. In addition, in order to finance transaction costs in connection with the Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans, as defined below (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from the consummation of our IPO. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, rising interest rates, inflation and the Russia-Ukraine war and has concluded that while it is reasonably possible that any of these could have a negative effect on our financial position, results of our operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Support Agreement

Commencing on November 5, 2021, we agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2022, we had incurred $30,000 of administrative support expense pursuant to this agreement.

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans and extension loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and extension loans) will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration and shareholder rights agreement that has been signed in conjunction with the consummation of our IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Offering Costs Associated with IPO

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, as of March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding.

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of shares. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net loss per ordinary share is computed by dividing the pro rata net loss between our Class A ordinary shares and our Class B ordinary shares by the weighted average number of shares of ordinary shares outstanding for each of the periods. The calculation of diluted loss per share of ordinary shares does not consider the effect of the warrants issued in connection with our IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of March 31, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective in the year beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted. The guidance was adopted starting January 1, 2022. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As previously discussed in the form 10-K for the year ended December 31, 2021, management identified material weakness related to errors in accounting for exercise of the over-allotment option, lack of management review controls and timely account-level reconciliations. This material weakness remained non remediated as of March 31, 2022. In addition, as of March 31, 2022, management determined that the Company lacked controls to assure proper searches for possible undisclosed related parties and/or related party transactions between our sponsor, members of management and/or other insiders acting on behalf, and for the benefit of our Company.

Management plans to enhance internal controls and procedures, including enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.

Changes in Internal Control over Financial Reporting

Other than identified above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on October 21, 2021 and in our Annual Report for the year ended December 31, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the above mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in the Prospectus or the Annual Report for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOUNTAIN & CO. I ACQUISITION CORP.

Date: May 13, 2022	By:	/s/ Dr. Cornelius Boersch
	Name:	Dr. Cornelius Boersch
	Title:	Chief Executive Officer

	By:	/s/ Alexander Hornung
	Name:	Alexander Hornung
	Title:	Chief Financial Officer