Form 10-Q
period 2022-06-30
Mountain & Co. I Acquisition Corp.
filed 2022-08-09
CIK 1856995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

☐ Large accelerated filer	☐Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ⌧  No ☐

As of August 9, 2022, there were 23,000,000 shares of the Class A ordinary shares, $0.0001 par value, and 5,750,000 shares of Class B ordinary shares $0.0001 par value, issued and outstanding.

MOUNTAIN & CO I ACQUISITION CORP.

		Page
Part I. Financial Information		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the period from April 16, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022 and for the period from April 16, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from April 16, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4.	Controls and Procedures	23
Part II. Other Information		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
Part III. Signatures		26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNTAIN & CO I ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022
	(Unaudited)	December 31, 2021
Assets
Current Assets
Cash	$147,872	$303,858
Receivable from Sponsor	257,478	276,000
Prepaid expenses	442,404	434,677
Total Current Assets	847,754	1,014,535
Prepaid expenses – non-current portion	141,854	346,441
Investments held in Trust Account	237,014,215	236,901,030
Total Assets	$238,003,823	$238,262,006

Liabilities, Redeemable Ordinary Shares, and Shareholders' Deficit
Current liabilities
Accrued offering costs and expenses	$556,699	$117,578
Due to related party	72,000	12,000
Promissory note – related party	118,833	118,833
Total Current Liabilities	747,532	248,411
Deferred underwriting fee	8,050,000	8,050,000
Total Liabilities	8,797,532	8,298,411

Commitments and Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.30 per share at June 30, 2022 and December 31, 2021	237,014,215	236,900,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,808,499)	(6,936,980)
Total Shareholders' Deficit	(7,807,924)	(6,936,405)
Total Liabilities, Redeemable Ordinary Shares, and Shareholders' Deficit	$238,003,823	$238,262,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For the
			period from
	For the	For the	April 16, 2021
	three months ended	six months ended	(inception) through
	June 30, 2022	June 30, 2022	June 30, 2021
Formation and operating costs	$322,361	$870,489	$7,377
Loss from operations	$(322,361)	$(870,489)	$(7,377)
Other income
Interest income on trust account	107,343	113,185	—
Total other income	107,343	113,185	—
Net loss	$(215,018)	$(757,304)	$(7,377)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	20,000,000	20,000,000	—
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.01)	$(0.03)	$—
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000	5,750,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.03)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD

FROM APRIL 16, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	$(6,936,980)	$(6,936,405)
Net loss	—	—	—	—	—	(542,286)	(542,286)
Balance as of March 31, 2022	—	—	5,750,000	575	—	(7,479,266)	(7,478,691)
Accretion for Class A Common Stock to redemption						(114,215)	(114,215)
Net loss	—	—	—	—	—	(215,018)	(215,018)
Balance as of June 30, 2022	—	$—	5,750,000	$575	$—	$(7,808,499)	$(7,807,924)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of April 16, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Forfeiture of founder shares	—	—	(1,437,500)	(144)	144	—	—
Net loss	—	—	—	—	—	(7,377)	(7,377)
Balance as of June 30, 2021	—	$—	5,750,000	$575	$24,425	$(7,377)	$17,623

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the period from
		April 16, 2021
	For the six months ended	(inception) through
	June 30, 2022	June 30, 2021
Cash flows from Operating Activities:
Net loss	$(757,304)	$(7,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(113,185)	—
Changes in current assets and liabilities:
Prepaid expenses	196,860	—
Accrued expenses	439,121	7,377
Receivable from Sponsor	18,522	—
Due to related party	60,000	—
Net cash used in operating activities	(155,986)	—

Net change in cash	(155,986)	—
Cash, beginning of the period	303,858	—
Cash, end of the period	$147,872	$—

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of Class A common stock subject redemption to redemption value	$114,215	$—

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues at the earliest until after the completion of its initial Business Combination. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below).

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

If the Company has not consummated an initial Business Combination within 15 months from the closing of this offering (or up to 18 months from the closing of this offering if we extend the period of time to consummate a Business Combination), the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of its public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of the amended and restated memorandum and articles of association prior to any voluntary winding up. If the Company were required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to its public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 15 months from the closing of this offering (or up to 18 months from the closing of this offering if we extend the period of time to consummate a Business Combination) before the redemption proceeds of the trust account become available to them, and they receive the return of their pro rata portion of the proceeds from the trust account. The Company has no obligation to return funds to investors prior to the date of the redemption or liquidation unless, prior thereto, the Company consummated its initial Business Combination or amend certain provisions of the amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon the redemption or any liquidation will public redemptions be entitled to distributions if the Company does not complete its initial Business Combination and do not amend certain provisions of the amended and restated memorandum and articles of association. The amended and restated memorandum and articles of association will provide that, if the Company winds up for any other reason prior to the consummation of its initial Business Combination, the Company will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

The Company has until 15 months from the closing of the Public Offering to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 15 months, the Company may extend the period of time to consummate a Business Combination by an additional three months (for a total of 18 months to complete a Business Combination (the “Combination Period”)). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $2,000,000, or $2,300,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case), on or prior to the date of the deadline.

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to June 30, 2022 have been satisfied through the payment of certain offering costs by Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000 (see Note 5). At June 30, 2022, the Company had $147,872 in operating cash and a working capital of $100,222.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In addition, the Company has until February 9, 2023 to consummate a Business Combination. Management considers that liquidity and capital resources available might not be sufficient to operate through February 9, 2023. Also, it is uncertain that the Company will be able to consummate a Business Combination by this date. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company.

Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, in addition to potential liquidity and capital shortage raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 15, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, funds held in the Trust Account include $237,014,215 and $236,901,030 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below), respectively.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, as of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of June 30, 2022 and December 31, 2021 is reconciled in the following table:

	June 30,	December 31,
	2022	2021
Proceeds from IPO	$230,000,000	$230,000,000
Less: Proceeds allocated to Public Warrants	(6,900,000)	(6,900,000)
Class A ordinary shares issuance costs	(12,963,555)	(12,963,555)
Plus:
Fair value of over-allotment option	60,000	60,000
Remeasurement of Class A ordinary shares to redemption value	26,817,770	26,703,555
Class A ordinary shares subject to possible redemption	$237,014,215	$236,900,000

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

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. As of June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

					For the period ended
					from April 16, 2021
	For the three months ended		For the six months ended		(inception) through
	June 30, 2022		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(167,004)	$(48,014)	$(588,197)	$(169,107)	$—	$(7,377)
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	20,000,000	5,750,000	20,000,000	5,750,000	—	5,750,000
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$—	$(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

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

Note 5 — Related Party Transactions

Receivable from Sponsor

As of June 30, 2022 and December 31, 2021, the Company has outstanding receivable from Sponsor of $257,478 and $276,000, respectively. On February 25, 2022 and December 14, 2021, the Company transferred cash amounting to $1,100,000 and $7,002, to the Sponsor, respectively. The Sponsor paid $824,000 to the Company as of December 31, 2021.

Due to Related Party

As of June 30, 2022 and December 31, 2021, the Company has outstanding payable to a related party of $72,000 and $12,000, which is composed mainly of the accrued administrative service fee, respectively.

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

Promissory Note — Related Party

On April 23, 2021, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and are due at the date when the Company consummates its Initial Business Combination. As of June 30, 2022 and December 31, 2021, the Company had $118,833 outstanding under the Promissory Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the sponsor or an affiliate of the sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to the Working Capital Loans funds and provide a waiver against any and all rights to seek access to funds in the trust account. As of June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

Administrative Support Agreement

Commencing on November 5, 2021, the Company will pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company had incurred $30,000 and $60,000, respectively of administrative support expense pursuant to this agreement. For the period from April 16, 2021 (inception) through June 30, 2021, the Company did not incur any fees for this services.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of June 30, 2022 and December 31, 2021, there was no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption).

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

The following table presents information about the Company’s assets and were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$237,014,215	$237,014,215	$—	$—

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$236,901,030	$236,901,030	$—	$—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up through the date that the unaudited condensed financial statements was issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.30 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.30 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are our securities. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.30 per public share. In such event, we may not be able to complete the initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Results of Operations

As of June 30, 2022, we had not commenced any operations. All activity for the six months ended June 30, 2022 relates to our formation and IPO. We will not generate any operating revenues at the earliest until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from our IPO. We have selected December 31 as our fiscal year end.

For the three and six months ended June 30, 2022, we had a net loss of $215,018 and $757,304, which included formation and operating costs of $322,361 and $870,489, offset by interest earned on trust account of $107,343 and $113,185, respectively.

For the period from April 16, 2021 (inception) through June 30, 2021, we had a net loss of $7,377 which included formation and operating costs of $7,377.

Liquidity, Capital Resources and Going Concern

Our liquidity needs up to June 30, 2022 have been satisfied through the payment of certain offering costs by the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000. As of June 30, 2022, we had $147,872 in our operating bank account, and a working capital of $100,222.

In addition, in order to finance transaction costs in connection with the Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans, as defined below (see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. In addition, we have until February 9, 2023 to consummate a Business Combination. Management considers that liquidity and capital resources available might not be sufficient to operate through February 9, 2023. Also, it is uncertain that we will be able to consummate a Business Combination by this date. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company.

We have determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, in addition to potential liquidity and capital shortage raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Support Agreement

Commencing on November 5, 2021, we agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2022, we had incurred $30,000 and $60,000 of administrative support expense pursuant to this agreement.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, as of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding.

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of shares. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net loss per ordinary share is computed by dividing the pro rata net loss between our Class A ordinary shares and our Class B ordinary shares by the weighted average number of shares of ordinary shares outstanding for each of the periods. The calculation of diluted loss per share of ordinary shares does not consider the effect of the warrants issued in connection with our IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of June 30, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As previously discussed in the form 10-K for the year ended December 31, 2021, management identified material weakness related to errors in accounting for exercise of the over-allotment option, lack of management review controls and timely account-level reconciliations. This material weakness remained non remediated as of June 30, 2022. In addition, as of June 30, 2022, management determined that the Company lacked controls to assure proper searches for possible undisclosed related parties and/or related party transactions between our sponsor, members of management and/or other insiders acting on behalf, and for the benefit of our Company.

Management plans to enhance internal controls and procedures, including enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.

Changes in Internal Control over Financial Reporting

Other than identified above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MOUNTAIN & CO. I ACQUISITION CORP.

Date: August 9, 2022	By:	/s/ Dr. Cornelius Boersch
	Name:	Dr. Cornelius Boersch
	Title:	Chief Executive Officer

	By:	/s/ Alexander Hornung
	Name:	Alexander Hornung
	Title:	Chief Financial Officer