Form 10-Q
period 2022-09-30
Mountain & Co. I Acquisition Corp.
filed 2022-11-07
CIK 1856995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of November 7, 2022, there were 23,000,000 shares of the Class A ordinary shares, $0.0001 par value, and 5,750,000 shares of Class B ordinary shares $0.0001 par value, issued and outstanding.

MOUNTAIN & CO I ACQUISITION CORP.

		Page
Part I. Financial Information		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the period from April 16, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and nine months ended September 30, 2022 and for the period from April 16, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from April 16, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4.	Controls and Procedures	23
Part II. Other Information		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
Part III. Signatures		26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNTAIN & CO I ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022
	(Unaudited)	December 31, 2021
Assets
Current Assets
Cash	$67,813	$303,858
Receivable from Sponsor	257,478	276,000
Prepaid expenses	427,856	434,677
Total Current Assets	753,147	1,014,535
Prepaid expenses – non-current portion	37,865	346,441
Investments held in Trust Account	237,756,749	236,901,030
Total Assets	$238,547,761	$238,262,006

Liabilities, Redeemable Ordinary Shares, and Shareholders' Deficit
Current liabilities
Accrued offering costs and expenses	$627,810	$117,578
Due to related party	102,000	12,000
Promissory note – related party	118,833	118,833
Total Current Liabilities	848,643	248,411
Deferred underwriting fee	8,050,000	8,050,000
Total Liabilities	8,898,643	8,298,411

Commitments and Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.30 per share at September 30, 2022 and December 31, 2021	237,756,749	236,900,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,108,206)	(6,936,980)
Total Shareholders' Deficit	(8,107,631)	(6,936,405)
Total Liabilities, Redeemable Ordinary Shares, and Shareholders' Deficit	$238,547,761	$238,262,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the
	For the			period from
	three months ended		For the	April 16, 2021
	September 30,		nine months ended	(Inception) through
	2022	2021	September 30, 2022	September 30, 2021
Formation and operating costs	$299,707	$—	$1,170,196	$7,377
Loss from operations	$(299,707)	$—	$(1,170,196)	$(7,377)
Other income:
Interest income on trust account	742,534	—	855,719	—
Total other income	742,534	—	855,719	—
Net income (loss)	$442,827	$—	$(314,477)	$(7,377)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	20,000,000	—	20,000,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.02	$—	$(0.01)	$—
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.02	$—	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	$(6,936,980)	$(6,936,405)
Accretion for Class A Common Stock to redemption						(114,215)	(114,215)
Net loss	—	—	—	—	—	(757,304)	(757,304)
Balance as of June 30, 2022	—	$—	5,750,000	$575	$—	$(7,808,499)	$(7,807,924)
Accretion for Class A Common Stock to redemption						(742,534)	(742,534)
Net income	—	—	—	—	—	442,827	442,827
Balance as of September 30, 2022	—	$—	5,750,000	$575	$—	$(8,108,206)	$(8,107,631)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of April 16, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponser	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(7,377)	(7,377)
Balance as of June 30, 2021	—	$—	5,750,000	$575	$24,425	$(7,377)	$17,623
Net loss	—	—	—	—	—	—	—
Balance as of September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(7,377)	$17,623

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the period from
		April 16, 2021
	For the nine months ended	(inception) through
	September 30, 2022	September 30, 2021
Cash flows from Operating Activities:
Net loss	$(314,477)	$(7,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(855,719)	—
Changes in current assets and liabilities:
Prepaid expenses	315,397	—
Accrued expenses	510,232	7,377
Receivable from Sponsor	18,522	—
Due to related party	90,000	—
Net cash used in operating activities	(236,045)	—

Net change in cash	(236,045)	—
Cash, beginning of the period	303,858	—
Cash, end of the period	$67,813	$—

Supplemental Disclosure of Non-cash Financing Activities:
Accrued/deferred offering costs	$—	$419,546
Deferred offering costs under Promissory note	$—	$118,833
Deferred offering costs paid by Sponsor in exchange of ordinary shares	$—	$25,000
Forfeiture of Founder Shares	$—	$144
Accretion for Class A Common Stock to redemption	$856,749	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues at the earliest until after the completion of its initial Business Combination. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below).

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to September 30, 2022 have been satisfied through the payment of certain offering costs by Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000 (see Note 5). At September 30, 2022, the Company had $67,813 in operating cash and a working capital deficit of $95,496.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 15, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, funds held in the Trust Account include $237,756,749 and $236,901,030 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below), respectively.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, as of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of September 30, 2022 and December 31, 2021 is reconciled in the following table:

	September 30,	December 31,
	2022	2021
Proceeds from IPO	$230,000,000	$230,000,000
Less: Proceeds allocated to Public Warrants	(6,900,000)	(6,900,000)
Class A ordinary shares issuance costs	(12,963,555)	(12,963,555)
Plus:
Fair value of over-allotment option	60,000	60,000
Remeasurement of Class A ordinary shares to redemption value	27,560,304	26,703,555
Class A ordinary shares subject to possible redemption	$237,756,749	$236,900,000

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

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. As of September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

							For the period ended
							from April 16, 2021
	For the three months ended				For the nine months ended		(inception) through
	September 30,				September 30,		September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$343,943	$98,884	—	—	$(244,254)	$(70,223)	$—	$(7,377)
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	20,000,000	5,750,000	—	5,750,000	20,000,000	5,750,000	—	5,750,000
Basic and diluted net income (loss) per share	$0.02	$0.02	—	—	$(0.01)	$(0.01)	$—	$(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

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

Note 5 — Related Party Transactions

Receivable from Sponsor

As of September 30, 2022 and December 31, 2021, the Company has outstanding receivable from Sponsor of $257,478 and $276,000, respectively. On February 25, 2022 and December 14, 2021, the Company transferred cash amounting to $1,100,000 and $7,002, to the Sponsor, respectively. The Sponsor paid $824,000 to the Company as of December 31, 2021.

Due to Related Party

As of September 30, 2022 and December 31, 2021, the Company has outstanding payable to a related party of $102,000 and $12,000, which is composed mainly of the accrued administrative service fee, respectively.

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

Promissory Note — Related Party

On April 23, 2021, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and are due at the date when the Company consummates its Initial Business Combination. As of September 30, 2022 and December 31, 2021, the Company had $118,833 outstanding under the Promissory Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the sponsor or an affiliate of the sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to the Working Capital Loans funds and provide a waiver against any and all rights to seek access to funds in the trust account. As of September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

Administrative Support Agreement

Commencing on November 5, 2021, the Company will pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company had incurred $30,000 and $90,000, respectively of administrative support expense pursuant to this agreement. For the period from April 16, 2021 (inception) through September 30, 2021, the Company did not incur any fees for these services.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of September 30, 2022 and December 31, 2021, there was no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption).

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

The following table presents information about the Company’s assets and were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$237,756,749	$237,756,749	$—	$—

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$236,901,030	$236,901,030	$—	$—

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

Results of Operations

As of September 30, 2022, we had not commenced any operations. All activity for the nine months ended September 30, 2022 relates to our formation and IPO. We will not generate any operating revenues at the earliest until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from our IPO. We have selected December 31 as our fiscal year end.

For the three months ended September 30, 2022, we had a net income of $442,827, which consisted of interest earned on trust account of $742,534, offset by formation and operating costs $299,707.

For the nine months ended September 30, 2022, we had a net loss of $314,477, which included formation and operating costs of $1,170,196, offset by interest earned on trust account of $855,719.

For the three months ended September 30, 2021, we did not have operating results to report.

For the period from April 16, 2021 (inception) through September 30, 2021, we had a net loss of $7,377 which included formation and operating costs of $7,377.

Liquidity, Capital Resources and Going Concern

Our liquidity needs up to September 30, 2022 have been satisfied through the payment of certain offering costs by the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000. As of September 30, 2022, we had $67,813 in our operating bank account, and a working capital deficit of $95,496.

In addition, in order to finance transaction costs in connection with the Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans, as defined below (see Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Support Agreement

Commencing on November 5, 2021, we agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2022, we had incurred $30,000 and $90,000. For the three months and nine months ended September 30, 2021 we did not incur any administrative support expense.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, as of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of shares. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net loss per ordinary share is computed by dividing the pro rata net loss between our Class A ordinary shares and our Class B ordinary shares by the weighted average number of shares of ordinary shares outstanding for each of the periods. The calculation of diluted loss per share of ordinary shares does not consider the effect of the warrants issued in connection with our IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of September 30, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU

2020-06 would have on its financial position, results of operations or cash flows. We have not adopted this guidance as of September 30, 2022.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As previously discussed in the form 10-K for the year ended December 31, 2021, management identified material weakness related to errors in accounting for exercise of the over-allotment option, lack of management review controls and timely account-level reconciliations. This material weakness remained non remediated as of September 30, 2022. In addition, as of September 30, 2022, management determined that the Company lacked controls to assure proper searches for possible undisclosed related parties and/or related party transactions between our sponsor, members of management and/or other insiders acting on behalf, and for the benefit of our Company.

Management plans to enhance internal controls and procedures, including enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.

Changes in Internal Control over Financial Reporting

Other than identified above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MOUNTAIN & CO. I ACQUISITION CORP.

Date: November 7, 2022	By:	/s/ Dr. Cornelius Boersch
	Name:	Dr. Cornelius Boersch
	Title:	Chief Executive Officer

	By:	/s/ Alexander Hornung
	Name:	Alexander Hornung
	Title:	Chief Financial Officer