Form 10-K
period 2022-12-31
Mountain & Co. I Acquisition Corp.
filed 2023-03-31
CIK 1856995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-41021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the registrants Class A ordinary shares held by non-affiliates as of June 30, 2022 (the last business day of its most recently completed second fiscal quarter) was $235,290,000.

As of March 31, 2023, 12,215,038 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 may include, for example, statements about:

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

Extension and Redemptions

On January 6, 2023, we held an extraordinary general meeting of shareholders, where our shareholders approved a special resolution (the “Extension Amendment Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from February 9, 2023 to November 9, 2023 (the “Extension”), the date by which the Company must consummate an initial business combination.

In connection with the vote to approve the Extension Amendment Proposal, shareholders holding 10,784,962 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $113.0 million (approximately $10.48 per share) was removed from the trust account to pay such redeeming holders, representing 46.9% of the public shares. 53.1% of the public shares issued in our IPO remain outstanding.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter and (2) the date on which we have issued more than 1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

We have up to November 9, 2023 to consummate an initial business combination. In connection with the Extension, our sponsor agreed to advance to us (i) $420,000 to be deposited in the trust account on or before February 9, 2023 (which was deposited before February 9, 2023), and (ii) commencing on March 9, 2023, $420,000 for each subsequent calendar month, or portion thereof, that we require to complete a business combination, to be deposited in the trust account on or before the 9th day of each calendar month. On February 6, 2023, we issued our sponsor a promissory note (the “Note”) in respect of such advances and the Sponsor has waived any and all rights to the monies held in the trust account with respect to those advances. The Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company. At the option of the Sponsor, up to $1,500,000 of the loan would be convertible into warrants identical to the Company’s private placement warrants, at $1.00 per warrant. Any amendments to the Note and the loan may be made with the written consent of the Sponsor and the Company. For example, if we determine that we no longer expect to complete a business combination within the prescribed time frame, the Sponsor and the Company may agree to discontinue such loans.

If we are unable to consummate an initial business combination within our completion period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 9, 2023, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 3,232,520, or 26.5%, of the 12,215,038 public shares issued and outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution passed by the affirmative vote of shareholders holding a majority of not less than two thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. Additionally, each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 9, 2023, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until November 9, 2023.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have until November 9, 2023 to consummate an initial business combination. If we have not consummated an initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and our officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by November 9, 2023, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

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

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.30. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.30. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by November 9, 2023, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to errors in accounting for exercise of the over-allotment option, management review controls and timely account-level reconciliations. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

There are no assurances that the Extension will enable us to complete an initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.30 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We have held an extraordinary general meeting to amend, by way of special resolution, the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination from February 9, 2023 to November 9, 2023. Even though the Extension was approved, the Company can provide no assurances that an initial business combination will be consummated prior to the Extension. Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events, such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases, may negatively impact businesses we may seek to acquire. In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or an escalation in the current conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law, in which case our public shareholders may only receive $10.30 per share, or less than such amount in certain circumstances, and our warrants will expire worthless. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.30 per public share, or less than $10.30 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per public share” and other risk factors herein.

We will be required to offer shareholders redemption rights in connection with any shareholder vote to approve a business combination. Even if the initial business combination was approved by our shareholders, it is possible that redemptions will leave us with insufficient cash to consummate a business combination on commercially acceptable terms, or at all. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

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

As of the day of this Annual Report, our initial shareholders owned 5,750,000 Class B ordinary shares. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval by way of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our initial shareholders’ founder shares, we would need 3,232,520, or 26.5%, of the 12,215,038 public shares issued and outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution passed by the affirmative vote of shareholders holding a majority of not less than two thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. In connection with the vote to approve the Extension Amendment Proposal, shareholders holding 10,784,962 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $113.0 million (approximately $10.48 per share) was removed from the trust account to pay such redeeming holders, representing 46.9% of the public shares. 53.1% of the public shares issued in our IPO remain outstanding. If a large number of shares are submitted for redemption in connection with the vote to approve the initial business combination, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

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

The requirement that we consummate an initial business combination by November 9, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by November 9, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by November 9, 2023, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by November 9, 2023, with respect to such Class A ordinary shares so redeemed. In no other circumstances a public shareholder has any right or interest of any kind in the trust account. Holders of warrants do not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the net proceeds from our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until the completion of our initial business combination, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until the completion of our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our initial public offering and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team are sufficient to allow us to operate until the completion of our initial business combination; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.30 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per public share” and other risk factors herein.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by November 9, 2023, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.30 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement we entered into concurrently with our IPO, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.30 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.30 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Although we expect to enter into an agreement with a target company for a business combination no later than 18 months after, and to consummate a business combination prior to the 24 month anniversary of the registration statement for our initial public offering (the “IPO Registration Statement”), should we be unable to do so, we intend to instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our business combination or liquidation, to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Although we expect to enter into an agreement with a target company for a business combination no later than 18 months after, and to consummate a business combination prior to the 24 month anniversary of, our IPO Registration Statement, should we be unable to do so, we intend to instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our business combination or liquidation, to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act. Following such liquidation, we would likely receive minimal interest (if any) on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. The risk of being deemed subject to the Investment Company Act increases the longer the Company holds securities (i.e., the longer past two years the securities are held), and also increases to the extent the funds in the trust account are not held in cash. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, and instead hold all funds in the trust account in cash which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

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

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Proposed Rules”) relating, among other things, to disclosures in SEC filings in connection with business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Proposed Rules have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Proposed Rules, or pursuant to the SEC’s views expressed in the SPAC Proposed Rules, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company.

As described further above, the SPAC Proposed Rules relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Proposed Rules would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Proposed Rules would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. In such circumstances, unless we were able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. The SEC has, in the past year, adopted certain rules and may, in the future adopt other rules, which may have a material effect on our activities and on our ability to consummate an initial business combination, including the SPAC Proposed Rules described above.

If we have not consummated an initial business combination by November 9, 2023, our public shareholders may be forced to wait beyond such period before redemption from our trust account.

If we have not consummated an initial business combination by November 9, 2023, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond November 9, 2023 from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

We may not be able to complete a business combination with a U.S. target company if such business combination is subject to U.S. foreign investment regulations or review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”).

Our Sponsor is controlled by, and has substantial ties with, non-U.S. persons domiciled principally in Germany and Switzerland. Acquisitions and investments by non-U.S. Persons in certain U.S. business may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving investments by foreign persons in U.S. businesses that have a nexus to, amongst other things, critical technologies, critical infrastructure and/or sensitive personal data in order to determine the effect of such transactions on the national security of the United States. For so long as our Sponsor retains a material ownership interest in us, we may be deemed a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions, CFIUS review and/or mandatory filings. If our potential business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the business combination. CFIUS may decide to block or delay our business combination, impose conditions to mitigate national security concerns with respect to such business combination or order us to divest all or a portion of any U.S. business of the combined company if we proceed without first obtaining CFIUS clearance. These potential limitations and risks may limit the attractiveness of a transaction with us or prevent us from pursuing certain business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a business combination may be limited and we may be adversely affected in competing with other special purpose acquisition companies which do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our business combination, our failure to obtain any required approvals within the requisite time-period may require us to liquidate. If we liquidate, our public shareholders may only receive their pro rata share of amounts held in the trust account, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. investor in our Class A ordinary shares or warrants, the U.S. investor may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of our IPO prospectus captioned “Taxation — United States Federal Income Tax Considerations — Passive Foreign Investment Company Rules”). Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty. In addition, it is possible that the start-up exception will not be available due to the structure or timing of our business combination, which is not yet known. Therefore, there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ending on December 31, 2022 or our current or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our 2021 taxable year). A U.S. shareholder (but not warrant holder) may be able to mitigate the adverse U.S. federal income tax consequences under the PFIC rules by making a timely “qualified electing fund” (“QEF”) election with respect to our Class A ordinary shares to include in income the U.S. shareholder’s pro rata share of our earnings on a current basis, whether or not they are distributed. Upon request, we will endeavor to provide to a U.S. investor a PFIC Annual Information Statement (which we may post on our website) in order to enable the U.S. investor to make and maintain a QEF election. However, there can be no assurance that we will timely provide the required information to make a QEF election for any taxable year, and such election would be unavailable with respect to our warrants in all cases. U.S. investors should consult their tax advisers regarding the possible application of the PFIC rules, and the advisability of making timely QEF elections for the first taxable year of their ownership of our Class A ordinary shares. For a more detailed explanation of the tax consequences of PFIC classification to U.S. investors, see the section of our IPO prospectus captioned “Taxation — United States Federal Income Tax Considerations — Passive Foreign Investment Company Rules.”

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

If we do not consummate an initial business by November 9, 2023, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

After our business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

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

Russian military actions and the resulting sanctions have adversely affected and could continue to adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds if needed.

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

(b) Holders

On March 31, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, eight holders of our Class B ordinary shares and one holder of record of our warrants.

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

The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in the trust account. If we do not complete a business combination, the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by our sponsor or its permitted transferees. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Extension and Redemptions

On January 6, 2023, we held an extraordinary general meeting of shareholders, where our shareholders approved a special resolution to amend the Company's amended and restated memorandum and articles of association to (i) extend from February 9, 2023 to November 9, 2023, the date by which the Company must consummate an initial business combination.

In connection with the vote to approve the Extension Amendment Proposal, shareholders holding 10,784,962 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $113.0 million (approximately $10.48 per share) was removed from the trust account to pay such redeeming holders, representing 46.9% of the public shares. 53.1% of the public shares issued in our IPO remain outstanding.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Mountain & Co. I Acquisition Corp.,” “our,” “us” or “we” refer to Mountain & Co. I Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

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

Following the closing of our IPO on November 9, 2021, and subsequent close of the over-allotment option exercise on November 12, 2021, a total of $236,900,000, comprised of $225,400,000 of the net proceeds from the IPO, including $8,050,000 of the underwriters’ deferred discount, and $11,500,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement governing the Trust Account, the trustee is not permitted to invest in other securities or assets. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of our public shares if we are unable to complete the initial Business Combination, subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of our public shares if we have not consummated an initial Business Combination by November 30, 2023, or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders.

On January 6, 2023, we held an extraordinary general meeting of shareholders, where our shareholders approved a special resolution (the “Extension Amendment Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from February 9, 2023 to November 9, 2023 (the “Extension”), the date by which the Company must consummate an initial business combination.

In connection with the vote to approve the Extension Amendment Proposal, shareholders holding 10,784,962 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $113.0 million (approximately $10.48 per share) was removed from the trust account to pay such redeeming holders, representing 46.9% of the public shares. 53.1% of the public shares issued in our IPO remain outstanding.

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

Results of Operations

As of December 31, 2022, we had not commenced any operations. All activity for the year ended December 31, 2022 relates to our formation and IPO. We will not generate any operating revenues at the earliest until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from our IPO. We have selected December 31 as our fiscal year end.

For the year ended December 31, 2022, we had a net income of $1,226,281, which included interest earned on trust account of $2,529,689, offset by formation and operating costs of $1,303,408.

For the period from April 16, 2021 (inception) through December 31, 2021, we had a net loss of $214,978, which included formation and operating costs of $156,008 and change in fair value of over-allotment liability of $60,000, offset by interest earned on trust account of $1,030.

Liquidity, Capital Resources and Going Concern

Our liquidity needs up to December 31, 2022 have been satisfied through the payment of certain offering costs by the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000. As of December 31, 2022, we had $34,186 in our operating bank account, and a working capital deficit of $190,843.

In addition, in order to finance transaction costs in connection with the Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans, as defined below (see Note 5). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. In addition, we have until November 9, 2023 to consummate a Business Combination. Management considers that liquidity and capital resources available might not be sufficient to operate through November 9, 2023. Also, it is uncertain that we will be able to consummate a Business Combination by this date. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022 and 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Support Agreement

Commencing on November 5, 2021, we agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. The Company has incurred $120,000 and $12,000 of administrative support expense pursuant to this agreement for the year ended December 31, 2022 and for the period from April 16, 2021 to December 31, 2021, respectively.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, as of December 31, 2022 and 2021, there were no Class A ordinary shares issued or outstanding.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of shares. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net loss per ordinary share is computed by dividing the pro rata net loss between our Class A ordinary shares and our Class B ordinary shares by the weighted average number of shares of ordinary shares outstanding for each of the periods. The calculation of diluted loss per share of ordinary shares does not consider the effect of the warrants issued in connection with our IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of December 31, 2022 and 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. We have not adopted this guidance as of December 31, 2022.

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

This information appears following Item 15 of this Report and is included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to errors in accounting for exercise of the over-allotment option, lack of management review controls and timely account-level reconciliations, as well as lack of controls to assure proper searches for possible undisclosed related parties and/or related party transactions between our sponsor, members of management and/or other insiders acting on behalf, and for the benefit of our Company.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Dr. Cornelius Boersch	54	Chief Executive Officer and Director
Daniel Wenzel	44	Chief Investment Officer
Alexander Hornung	28	Chief Financial Officer
Prof. Dr. Utz Claassen	59	Chief Operating Officer and Director
Miles Gilburne	72	Director
Winston Ma	49	Director
Dr. Phillip Rösler	50	Director

Dr. Cornelius Boersch

Dr. Cornelius Boersch is our Chief Executive Officer and a non-independent member of our Board. Dr. Boersch is the founder of MP and has been an entrepreneur, investor and founder of numerous technology companies for the past 25 years. Dr. Boersch founded his first company in 1991 and developed it into the smart card broker and RFID-producer ACG AG (1995) and successfully listed it on the Frankfurt Stock Exchange in 1999. The company grew to a market cap of over €1 billion. Subsequently, Dr. Boersch initiated the development of further RFID-based companies, such as Smartrac (IPO in 2006), and NASDAQ-listed Identiv. Since founding MP, Dr. Boersch focused on investments in, and the development of, high growth internet and technology companies. Dr. Boersch was named Entrepreneur of the Year 2000, European Business Angel of the Year 2009 and is currently one of the most active and highly-recognized business angels in Europe. Since 2015, his personal investments have been co-financed by the European Investment Fund on a 1:1 co-investment basis. The European Investment Fund has allocated €800 million to its co-investment program with approximately 120 carefully selected investors, of which Dr. Boersch, with more than 50 investments in 44 technology companies to his name, is currently the largest. In the course of his career, he has led 12 IPOs, over 50 trade sales and has been involved in more than 350 tech investments. Notable investments include Alando, Lieferando, Autoscout, Immoscout, Secusmart, Rebuy, Ciao, Bab.la, Shirtinator, Exasol, Wefox, Lingoda, Flash Coffee, fayteq and Kavak, amongst many others. He studied at the European Business School in Oestrich-Winkel and earned his Ph.D. from the University of Duisburg in Essen.

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

Alexander Hornung

Alexander Hornung, our Chief Financial Officer,is the co-founder and board member of Conny & Co. AG and has grown the company together with Dr. Boersch since its inception in 2019. His collaboration with Dr. Boersch began during his studies of law and business at the European Business School, when Dr. Boersch backed Mr. Hornung’s first entrepreneurial activities. Mr. Hornung gained experience in international capital markets law with Skadden, Arps, Slate, Meagher & Flom LLP (Frankfurt am Main, Germany) and large-scale cross border investing at Silk Road Finance Corporation (Hong Kong, S.A.R.) and Chinastone Capital Management Ltd. (Beijing, China). He joined MP in 2018. At MP, Mr. Hornung serves as Managing Director Growth Equity and focuses on the internationalization of technology companies between Europe, Asia and the Americas. He holds a Bachelor of Laws and a Master of Arts in Business for Legal Professionals from European Business School as well as a Master in Management and Economics from the Yenching Academy of Peking University

Prof. Dr. Utz Claassen

Prof. Dr. Claassen, our Chief Operating Officer and a non-independent member of our board, is a manager, management consultant, entrepreneur, investor, scientist, publicist and author with broad international experience. Prior to joining us, Prof. Dr. Claassen was responsible for and succeeded in three major, large-scale corporate restructuring and turnaround processes, namely Seat, Sartorius and EnBW. At Seat, Prof. Dr. Claassen managed a stringent and successful restructuring after its 1993 loss of approximately 2 billion Deutsche Mark, returning to profit after three years as a result of substantial cost reductions in all areas through the introduction of product business plans and profit-oriented sales controlling. Then he spearheaded the successful restructuring of Sartorius, which increased the company’s market capitalization by approximately 50% (adjusted for stock splits and capital increases) between 1997 and 2003. Sartorius had a market capitalization of approximately €39.2 billion as of October 22, 2021. Prof. Dr. Claassen also led a swift and successful restructuring of EnBW from losses before taxes exceeding €1 billion to profit before taxes exceeding €1 billion within less than two years, achieved through significant cost reductions, concentration on the core business and stringent professionalization of structures and processes. Prof. Dr. Utz Claassen is the founder (2008), main shareholder and Chairman of the Executive Board and CEO of Syntellix, a medical technology company specializing in highly innovative, bioabsorbable metallic implants. He has served on over 50 boards and advisory boards, and in various senior management positions, including as chairman of the executive boards at EnBW Energie Baden-Württemberg AG, Sartorius AG, Solar Millennium AG and as a member of the executive committee of Electricité de France, S.A. (EDF). Prof. Dr. Claassen studied Economics and Management at the universities of Hannover and Oxford and holds a PhD from the University of Hannover.

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

Winston Ma, CFA

Winston Ma, an independent non-executive member of our board of directors, and, since January 2023, is the Chief Investment Officer and Executive Vice Chairman of the International Data Center Authority. He is a former Managing Director and Head of North America office for China Investment Corporation (“CIC”), where he had senior roles in about $20 billion cross-border investments. Mr. Ma set up West Summit (Huashan) Capital in 2010, CIC’s first overseas tech investment, whose notable investments included twitch and unity. Being an investor, attorney, author, and adjunct professor in the global digital economy, Mr. Ma’s expertise lies in in the global digital economy, cross border investments, and multinational law and policy. Before joining CIC, Mr. Ma held positions as a corporate lawyer at Davis Polk Wardwell LLP and as an investment banker at J.P. Morgan.

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

Nominating Committee

We have established a nominating committee of the board of directors. The members of our nominating committee are Miles Gilburne, Dr. Phillip Rösler and Winston Ma, and Dr. Phillip Rösler serves as Chairman of the nominating committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation

Dr. Cornelius Boersch	Mountain Alliance AG	Investment Company	President of the Board
	Mountain Partners AG	Investment Company	President of the Board
	Mountain & Co. I Sponsor LLC	Investment Company	Director
	Conny & Co. AG	Investment Company	President of the Board
	Conny & Co. Advisory AG	Financial Services	President of the Board
	Digital Transformation AG	Investment Company	Vice President of the Board
	Unternehmertag AG	Financial Services	President of the Board
	FA International AG	Insurance Company	President of the Board
	Guestready AG		Member of the Board of Directors
	ABT SE	Automotive Technology	Director
	Faarms Global Ventures Pte. Ltd.	E-Commerce	Non-Executive Chairman of the Board
	Conny & Co. Advisory S.à r.l.	Financial Services	Executive member of the Board
	Secanda AG	Smart Card Systems	Director
	Best Catch Digital AG	Investment Company	President of the Board
	Mountain Sustainable Investments AG	Investment Company	Director
	Delivery Glider AG	Drone Technology	Director
	Destinus SA	Transportation Technology	Director

Daniel Wenzel	Mountain Partners AG	Investment Company	Founder and Chief Operating Officer
	Mountain Capital Management AG	Venture Capital	Director
	Mountain Alliance AG	Investment Company	Director
	BH Capital Management AG	Financial Services	Member-Supervisory Board
	Illimani Holding AG	Financial Services	Director
	Rosenberg Venture AG	Fund Management	Director

Individual	Entity	Entity’s Business	Affiliation

	Fichtelberg Wasserkraft Holding AG	Asset Management	Director
	Identiv Inc.	Physical and Digital Security	Director
	Angelgate AG	Venture Capital	Director
	Mountain Sustainable Investments AG	Investment Company	Director
	Ergonomics AG	IT Solutions	Director
	Cloe Holdings Private Limited	E-commerce and Consumer Tech	Director
	Sandpiper Digital Payments AG	Digital Payments	Director
	Mountain Technology AG	Holding Company	Director
	Taishan Invest AG	Venture Capital	Director
	Mountain Management S.à.r.l.	Investment and Financial	Director
	Caldenhof Management AG	Holding Company	Director
Alexander Hornung	Conny & Co. AG	Investment Company	Director
	Mountain Partners Southeast Asia Pte. Ltd.	Investment Company	Director
	Digital Services SG Four Pte. Ltd.	Digital Services Company	Director
	LatAm Beverage Logistics Holding Inc.	Logistics Company	Director
	LatAm Beverage Logistics II LLC	Logistics Company	Director
Prof. Dr. Utz Claassen	Syntellix AG	Medical Technology	Chairman, Chief Executive Officer and Chief Disruption Officer
	Syntellix Asia Pte. Ltd.	Medical Technology	Executive Chairman and Chief Executive Officer
Miles Gilburne	ZG Ventures	Early-Stage Venture Capital Company	Managing Member
	Brainscope	Medical Device Company	Board Member
	Cricket Media	Global K-12 Learning Company	Board Member
	Viewlift	SAAS-based Streaming Media Platform	Board Member
Dr. Phillip Rösler	Fortum	Energy Utility Company	Director
	Loc Troi Group	Agricultural Chemicals	Director
Winston Ma	N/A	N/A	N/A

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. However, we do not believe that these additional responsibilities will prevent our key decision makers, including Dr. Boersch, from devoting sufficient time to execute their respective roles at Mountain & Co. I Acquisition Corp.
●	Our sponsor subscribed for founder shares prior to the date of our IPO prospectus and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering.

●	Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our founders, sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at March 31, 2023, with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns ordinary shares; and
●	all our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if such person possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within sixty days.

In the table below, percentage ownership is based on 17,965,038 ordinary shares, consisting of (i) 12,215,038 Class A Ordinary Shares and (ii) 5,750,000 Class B Ordinary Shares, issued and outstanding as of March 31, 2023. The table below does not include the Class A Ordinary Shares underlying the Private Placement Warrants held by the Sponsor because these securities are not exercisable within 60 days of this proxy statement.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

	Class B Ordinary Shares(2)			Class A Ordinary Shares
	Number of Shares	Approximate Percentage		Number of Shares	Approximate Percentage
Name of Beneficial Owners(1)	Beneficially Owned	of Class		Beneficially Owned	of Class
Five Percent Holders
Mountain & Co. I Sponsor LLC (our Sponsor)	5,075,000	17.6	%(3)	—	—
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust(5)	—	—		1,350,700	11.1%
Highbridge Capital Management, LLC(6)	—	—		1,406,888	11.5%
Saba Capital Management, L.P.(7)	—	—		1,713,341	14.0%
Glazer Capital, LLC(8)	—	—		1,697,500	13.9%
Directors and Named Executive Officers
Dr. Cornelius Boersch	20,000	—*	(4)	—	—
Daniel Wenzel	20,000	—*	(4)	—	—
Alexander Hornung	20,000	—*		—	—
Prof. Dr. Utz Claassen	550,000	1.9%		—	—
Miles Gilburne	20,000	—*		—	—
Dr. Phillip Rösler	20,000	—*		—	—
Winston Ma	25,000	—*		—	—
All officers and directors as a group (7 individuals)	675,000	2.3%		—	—

* Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 4001 Kennett Pike, Suite 302 Wilmington, Delaware 19807.
(2)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof.

(3)

Mountain & Co. I Sponsor LLC, our sponsor, is the record holder of the Class B ordinary shares reported herein. Members of our sponsor are Mountain Partners AG, Conny & Co. Advisory AG and Dr. Cornelius Boersch. Dr. Boersch is the controlling shareholder of Mountain Partners AG and Conny & Co. Advisory AG. Therefore, Dr. Boersch may be deemed to have indirect beneficial ownership of the shares held by our sponsor.

(4)	Does not include any shares indirectly owned by this individual as a result of his indirect membership interest in our sponsor.
(5)

According to the Schedule 13G, filed on February 8, 2022 by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust, the business address of such person is 2020 Calamos Court, Naperville, IL 60563.

(6)	According to the Schedule 13G/A, filed on February 9, 2022 by Highbridge Capital Management, LLC, the business address of such person is 277 Park Avenue, 23rd Floor, New York, New York 10172.
(7)

According to the Schedule 13G/A, filed on February 14, 2023 by Saba Capital Management, L.P., Saba Capital Management GP, LLC, and Mr. Boaz R. Weinstein, the business address of such persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(8)

According to the Schedule 13G/A, filed on March 10, 2023 by Glazer Capital, LLC and Mr. Paul J. Glazer, the business address of such person is 250 West 55th Street, Suite 30A, New York, New York 10019.

Our initial shareholders beneficially own 32.0% of the issued and outstanding ordinary shares and have the right to appoint all of our directors prior to our initial business combination. Holders of our public shares do not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination. Our sponsor has agreed (a) to vote any founder shares and public shares held by it in favor of any proposed business combination and (b) not to redeem any founder shares or public shares held by it in connection with a shareholder vote to approve a proposed initial business combination.

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

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

The private placement warrants are identical to the warrants sold in our IPO except that the private placement warrants (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders, (ii) may be exercised by the holders on a cashless basis and (iii) will be entitled to registration rights. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

We have up to November 9, 2023 to consummate an initial business combination. In connection with the Extension, our sponsor agreed to advance to us (i) $420,000 to be deposited in the trust account on or before February 9, 2023 (which was deposited before February 9, 2023), and (ii) commencing on March 9, 2023, $420,000 for each subsequent calendar month, or portion thereof, that we require to complete a business combination, to be deposited in the trust account on or before the 9th day of each calendar month. On February 6, 2023, we issued our sponsor a promissory note (the “Note”) in respect of such advances and the Sponsor has waived any and all rights to the monies held in the trust account with respect to those advances. The Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company. At the option of the Sponsor, up to $1,500,000 of the loan would be convertible into warrants identical to the Company’s private placement warrants, at $1.00 per warrant. Any amendments to the Note and the loan may be made with the written consent of the Sponsor and the Company. For example, if we determine that we no longer expect to complete a business combination within the prescribed time frame, the Sponsor and the Company may agree to discontinue such loans.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. During the year ended December 31, 2022 and the period from April 16, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $83,000 and $48,000 for the services Marcum performed in connection with the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10K.

Audit-Related Fees. During the year ended December 31, 2022 and the period from April 16, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $0 and $0 for the services Marcum performed in connection with our Initial Public Offering.

Tax Fees. During the year ended December 31, 2022 and the period from April 16, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2022 and the period from April 16, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be and copied at the public reference facilities on the SEC website at www.sec.gov.

Exhibit No.	Description
3.1

Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1/A (File No. 333-259034) filed with the SEC on October 25, 2021)

4.1

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended (incorporated herein by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022).

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2023.

MOUNTAIN & CO. I ACQUISITION CORP.
By:	/s/ Alexander Hornung
	Name:	Alexander Hornung
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Dr. Cornelius Boersch	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2023
Dr. Cornelius Boersch
/s/ Alexander Hornung	Chief Financial Officer	March 31, 2023
Alexander Hornung	(Principal Financial and Accounting Officer)
/s/ Daniel Wenzel	Chief Investment Officer	March 31, 2023
Daniel Wenzel
/s/ Prof. Dr. Utz Claassen	Chief Operating Officer and Director	March 31, 2023
Prof. Dr. Utz Claassen
/s/ Miles Gilburne	Director	March 31, 2023
Miles Gilburne
/s/ Winston Ma	Director	March 31, 2023
Winston Ma
/s/ Dr. Phillip Rösler	Director	March 31, 2023
Dr. Phillip Rösler

MOUNTAIN & CO. I ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Mountain & Co. I Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mountain & Co. I Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from April 16, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 16, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. Additionally, the Company’s business plan is dependent on the completion of a business combination. If the Company is unable to complete a business combination by November 9, 2023, the Company will cease all operations except for the purpose of liquidation. The mandatory liquidation and potential subsequent dissolution, in addition to capital shortage raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Houston, Texas

March 31, 2023

MOUNTAIN & CO. I ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$34,186	$303,858
Receivable from Sponsor	257,478	276,000
Prepaid expenses	347,876	434,677
Total Current Assets	639,540	1,014,535
Prepaid expenses – non-current portion	—	346,441
Investments held in Trust Account	239,430,719	236,901,030
Total Assets	$240,070,259	$238,262,006
Liabilities, Redeemable Ordinary Shares, and Shareholders’ Deficit
Current liabilities
Accrued offering costs and expenses	$579,550	$117,578
Due to related party	132,000	12,000
Promissory note – related party	118,833	118,833
Total Current Liabilities	830,383	248,411
Deferred underwriting fee	8,050,000	8,050,000
Total Liabilities	8,880,383	8,298,411
Commitments and Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.41 and $10.30 per share at December 31, 2022 and December 31, 2021, respectively	239,430,719	236,900,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,241,418)	(6,936,980)
Total Shareholders’ Deficit	(8,240,843)	(6,936,405)
Total Liabilities, Redeemable Ordinary Shares, and Shareholders’ Deficit	$240,070,259	$238,262,006

The accompanying notes are an integral part of these financial statements.

MOUNTAIN & CO. I ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period from
		April 16, 2021
		(Inception)
	For the Year Ended	through
	December 31,	December 31,
	2022	2021
Formation and operating costs	$1,303,408	$156,008
Loss from operations	(1,303,408)	(156,008)
Other income (expense):
Interest income on trust account	2,529,689	1,030
Change in fair value of over-allotment liability	—	(60,000)
Total other income (expense), net	2,529,689	(58,970)
Net income (loss)	$1,226,281	$(214,978)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	20,000,000	4,076,923
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.05	$(0.02)
Weighted average shares outstanding of Class B ordinary shares	5,750,000	6,043,029
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.05	$(0.02)

The accompanying notes are an integral part of these financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND

FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of April 16, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Forfeiture of founder shares	—	—	(1,437,500)	(144)	144	—	—
Sale of Private Placement Warrants	—	—	—	—	13,500,000	—	13,500,000
Proceeds allocated to Public Warrants	—	—	—	—	6,900,000	—	6,900,000
Offering costs associated to warrants	—	—	—	—	(442,872)	—	(442,872)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(19,981,553)	(6,722,002)	(26,703,555)
Net loss	—	—	—	—	—	(214,978)	(214,978)
Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	$(6,936,980)	$(6,936,405)
Accretion for Class A Common Stock to redemption	—	—	—	—	—	(2,530,719)	(2,530,719)
Net income	—	—	—	—	—	1,226,281	1,226,281
Balance as of December 31, 2022	—	$—	5,750,000	$575	$—	$(8,241,418)	$(8,240,843)

The accompanying notes are an integral part of these financial statements.

MOUNTAIN & CO. I ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the period from
		April 16, 2021
	For the Year Ended	(Inception) through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,226,281	$(214,978)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsors	—	9,454
Interest earned on trust account	(2,529,689)	(1,030)
Change in fair value of over-allotment liability	—	60,000
Changes in operating assets and liabilities:
Prepaid expenses	433,242	(781,118)
Receivable from Sponsor	18,522	(276,000)
Accrued offering costs and expenses	461,972	117,578
Due to related party	120,000	12,000
Net cash used in operating activities	(269,672)	(1,074,094)
Cash Flows from Investing Activities:
Principal deposited in Trust Account	—	(236,900,000)
Net cash used in investing activities	—	(236,900,000)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	—	225,400,000
Proceeds from sale of common stocks to initial shareholders	—	25,000
Proceeds from private placement	—	13,500,000
Proceeds from issuance of promissory note – related party	—	500,000
Payment of promissory note	—	(390,621)
Payment of deferred offering costs	—	(756,427)
Net cash provided by financing activities	—	238,277,952
Net Change in Cash and cash equivalents	(269,672)	303,858
Cash and cash equivalents – Beginning	303,858	—
Cash and cash equivalents– Ending	$34,186	$303,858
Non-cash investing and financing activities:
Initial value of ordinary shares subject to possible redemption	$—	$236,900,000
Deferred underwriting commissions payable charged to additional paid in capital	$—	$8,050,000
Accretion for Class A Common Stock to redemption	$2,530,719
Remeasurement of Class A ordinary shares to redemption value	$—	$26,703,555
Initial classification of over-allotment liabilities	$—	$60,000

The accompanying notes are an integral part of these financial statements.

MOUNTAIN & CO. I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

NOTE 1.  DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

Mountain & Co. I Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on April 16, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (the “Business Combination”).

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues at the earliest until after the completion of its initial Business Combination. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below).

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

The Company does not believe that its anticipated principal activities will subject them to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The IPO was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of its obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of public shares if the Company does not complete its initial Business Combination by November 9, 2023 or (B) with respect to any other provision relating to the rights of holders of Class A ordinary shares; or (iii) absent its completing an initial Business Combination, the return of the funds held in the trust account to the public shareholders as part of the redemption of the public shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. Although the Company expects to enter into an agreement with a target company for a business combination no later than 18 months after, and to consummate a business combination prior to the 24 month anniversary of, its IPO, should the Company be unable to do so, the Company intends to instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of the Company's business combination or liquidation, to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act. If the Company were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the ability to complete a Business Combination. If the Company has not consummated the initial Business Combination within the required time period, the public shareholders may receive only approximately $10.30 per public share, or less in certain circumstances, on the liquidation of the trust account and the warrants will expire worthless.

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

If the Company has not consummated an initial Business Combination by November 9, 2023, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of its public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of the amended and restated memorandum and articles of association prior to any voluntary winding up. If the Company were required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to its public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond November 9, 2023 before the redemption proceeds of the trust account become available to them, and they receive the return of their pro rata portion of the proceeds from the trust account. The Company has no obligation to return funds to investors prior to the date of the redemption or liquidation unless, prior thereto, the Company consummated its initial Business Combination or amend certain provisions of the amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon the redemption or any liquidation will public redemptions be entitled to distributions if the Company does not complete its initial Business Combination and do not amend certain provisions of the amended and restated memorandum and articles of association. The amended and restated memorandum and articles of association will provide that, if the Company winds up for any other reason prior to the consummation of its initial Business Combination, the Company will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

The Company has until until November 9, 2023 to complete a Business Combination (the “Combination Period”))..

On January 6, 2023, we held an extraordinary general meeting of shareholders, where our shareholders approved a special resolution (the “Extension Amendment Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from February 9, 2023 to November 9, 2023 (the “Extension”), the date by which the Company must consummate an initial business combination.

In connection with the vote to approve the Extension Amendment Proposal, shareholders holding 10,784,962 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $113.0 million (approximately $10.48 per share) was removed from the trust account to pay such redeeming holders, representing 46.9% of the public shares. 53.1% of the public shares issued in our IPO remain outstanding.

In connection with the Extension, the Sponsor agreed to advance to the Company (i) $420,000 to be deposited in the trust account on or before February 9, 2023 (which was deposited before February 9, 2023), and (ii) commencing on March 9, 2023, $420,000 for each subsequent calendar month, or portion thereof, that the Company requires to complete a business combination, to be deposited in the trust account on or before the 9th day of each calendar month. On February 6, 2023, the Company issued to the Sponsor a promissory note (the "Note") in respect of such advances and the Sponsor has waived any and all rights to the monies held in the trust account with respect to those advances. The Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company's initial business combination, or (b) the date of the liquidation of the Company. At the option of the Sponsor, up to $1,500,000 of the loan would be convertible into warrants identical to the Company's private placement warrants, at $1.00 per warrant. Any amendments to the Note and the loan may be made with the written consent of the Sponsor and the Company. For example, if we determine that we no longer expect to complete a business combination within the prescribed time frame, the Sponsor and the Company may agree to discontinue such loans.

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to December 31, 2022 have been satisfied through the payment of certain offering costs by Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000 (see Note 5). At December 31, 2022, the Company had $34,186 in operating cash and a working capital deficit of $190,843.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In addition, the Company has until November 9, 2023 to consummate a Business Combination. Management considers that liquidity and capital resources available might not be sufficient to operate through November 9, 2023. Also, it is uncertain that the Company will be able to consummate a Business Combination by this date. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Investments Held in Trust Account

At December 31, 2022 and 2021, funds held in the Trust Account include $239,430,719 and $236,901,030 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below), respectively.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, as of December 31, 2022 and 2021, there were no Class A ordinary shares issued or outstanding.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of December 31,2022 and 2021 is reconciled in the following table:

	December 31,	December 31,
	2022	2021

Proceeds from IPO	$230,000,000	$230,000,000
Less: Proceeds allocated to Public Warrants	(6,900,000)	(6,900,000)
Class A ordinary shares issuance costs	(12,963,555)	(12,963,555)
Plus:
Fair value of over-allotment option	60,000	60,000
Remeasurement of Class A ordinary shares to redemption value	29,234,274	26,703,555
Class A ordinary shares subject to possible redemption	$239,430,719	$236,900,000

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

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor.As of December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

			For the period ended
			from April 16, 2021
	Year ended		(inception) through
	December 31,		December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$952,451	$273,830	$(86,606)	$(128,372)
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	20,000,000	5,750,000	4,076,923	6,043,029
Basic and diluted net income (loss) per share	$0.05	$0.05	$(0.02)	$(0.02)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31,2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of December 31, 2022.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

Receivable from Sponsor

As of December 31, 2022 and 2021, the Company had outstanding receivable from the Sponsor of $257,478 and $276,000, respectively. On February 25, 2022 and December 14, 2021, the Company transferred $1,100,000 and $7,002, respectively, in cash to the Sponsor. The Sponsor had paid $824,000 to the Company as of December 31, 2021.

Due to Related Party

As of December 31, 2022 and 2021, the Company had outstanding payable to a related party of $132,000 and $12,000, respectively, which is comprised mainly of accrued administrative service fees payable to the Sponsor.

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

Promissory Note — Related Party

On April 23, 2021, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and are due at the date when the Company consummates its Initial Business Combination. As of December 31, 2022 and 2021, the Company had $118,833 outstanding under the Promissory Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the sponsor or an affiliate of the sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to the Working Capital Loans funds and provide a waiver against any and all rights to seek access to funds in the trust account. As of December 31,2022 and 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on November 5, 2021, the Company will pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2022, the Company had incurred $132,000 of administrative support expense pursuant to this agreement. As of December 31, 2021, the Company had incurred $12,000 of administrative support expense pursuant to this agreement.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Service Provider Agreements

From time to time the Company has entered into and may enter into agreements with various services providers and advisors, including investment banks, to help us identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination.

The Company has recorded an accrual of $420,268 of fees for legal services by outside counsel related to on-going compliance with reporting obligations and mergers and acquisitions-related activity subsequent to the date of the IPO. In addition, up to $400,000 of fees for legal services by outside counsel related to the IPO may be payable by the Company on completion of the Business Combination in the Company's discretion.

As of December 31, 2022, $250,000 were incurred by the Company for legal services by outside counsel, which will be payable solely on completion of the Business Combination.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of December 31, 2022 and 2021, there was no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no Class A ordinary shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption).

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

The Founder Shares are designated as Class B ordinary shares and will automatically convert into Class A ordinary shares, which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions if the Company does not consummate an initial Business Combination, at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued to any seller in the initial Business Combination and any private placement warrants issued to the Company’s sponsor, its affiliates or any member of its management team upon conversion of working capital loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

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

NOTE 8. RECURRING FAIR VALUE MEASUREMENTS

Substantially all of the Company’s investments held in the Trust Account on the balance sheets consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and were measured at fair value on a recurring basis as of December 31,2022 and 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$239,430,719	$239,430,719	$—	$—

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$236,901,030	$236,901,030	$—	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the  balance sheet date up to the date that the  financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 6, 2023 the Company drew on the remaining balance of the promissory note to Sponsor (see Note 5) of $500,000 and called $257,478 of the outstanding balance of Accounts Receivable from Sponsor.

On January 6, 2023, we held an extraordinary general meeting of shareholders, where our shareholders approved a special resolution (the “Extension Amendment Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from February 9, 2023 to November 9, 2023 (the “Extension”), the date by which the Company must consummate an initial business combination.

In connection with the vote to approve the Extension Amendment Proposal, shareholders holding 10,784,962 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $113.0 million (approximately $10.48 per share) was removed from the trust account to pay such redeeming holders, representing 46.9% of the public shares. 53.1% of the public shares issued in the IPO remain outstanding.

In connection with the Extension, the Sponsor agreed to advance to the Company (i) $420,000 to be deposited in the trust account on or before February 9, 2023 (which was deposited before February 9, 2023), and (ii) commencing on March 9, 2023, $420,000 for each subsequent calendar month, or portion thereof, that the Company requires to complete a business combination, to be deposited in the trust account on or before the 9th day of each calendar month. On February 6, 2023, the Company issued to the Sponsor a promissory note (the “Note”) in respect of such advances and the Sponsor has waived any and all rights to the monies held in the trust account with respect to those advances. The Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company. At the option of the Sponsor, up to $1,500,000 of the loan would be convertible into warrants identical to the Company’s private placement warrants, at $1.00 per warrant.