Form 10-Q
period 2023-03-31
Mountain & Co. I Acquisition Corp.
filed 2023-05-15
CIK 1856995

ssASSsSS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

MOUNTAIN & CO. I ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	001-41021	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

4001 Kennett Pike, Suite 302 Wilmington, Delaware 19807	19807
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 15, 2023, there were 12,215,038 shares of the Class A ordinary shares, $0.0001 par value, and 5,750,000 shares of Class B ordinary shares $0.0001 par value, issued and outstanding.

MOUNTAIN & CO I ACQUISITION CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNTAIN & CO I ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets
Cash	$76,009	$34,186
Receivable from Sponsor	—	257,478
Prepaid expenses	304,814	347,876
Total Current Assets	380,823	639,540
Investments held in Trust Account	129,359,462	239,430,719
Total Assets	$129,740,285	$240,070,259

Liabilities, Redeemable Ordinary Shares, and Shareholders’ Deficit
Current liabilities
Accrued offering costs and expenses	$692,424	$579,550
Due to related party	162,000	132,000
Promissory note – related party	1,077,666	118,833
Total Current Liabilities	1,932,090	830,383
Deferred underwriting fee	8,050,000	8,050,000
Total Liabilities	9,982,090	8,880,383

Commitments and Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 12,215,038 and 23,000,000 shares at redemption value of $10.59 and $10.41 per share at March 31, 2023 and December 31, 2022, respectively	129,359,462	239,430,719

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 12,215,038 and 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,601,842)	(8,241,418)
Total Shareholders’ Deficit	(9,601,267)	(8,240,843)
Total Liabilities, Redeemable Ordinary Shares, and Shareholders’ Deficit	$129,740,285	$240,070,259

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the
	Three Months Ended
	March 31,
	2023	2022
Formation and operating costs	$520,423	$548,128
Loss from operations	$(520,423)	$(548,128)
Other income:
Interest income on trust account	2,138,060	5,842
Total other income	2,138,060	5,842
Net income (loss)	$1,617,637	$(542,286)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	21,926,149	20,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.06	$(0.02)
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.06	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	5,750,000	$575	$—	$(8,241,418)	$(8,240,843)
Accretion for Class A Common Stock to redemption						(2,978,061)	(2,978,061)
Net income	—	—	—	—	—	1,617,637	1,617,637
Balance as of March 31, 2023	—	$—	5,750,000	$575	$—	$(9,601,842)	$(9,601,267)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	$(6,936,980)	$(6,936,405)
Net income	—	—	—	—	—	(542,286)	(542,286)
Balance as of March 31, 2022	—	$—	5,750,000	$575	$—	$(7,479,266)	$(7,478,691)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2023	2022
Cash flows from Operating Activities:
Net income (loss)	$1,617,637	$(542,286)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest earned on investments held in Trust Account	(2,138,060)	(5,842)
Changes in current assets and liabilities:
Prepaid expenses	43,062	63,403
Accrued expenses	112,873	342,833
Receivable from Sponsor	257,478	17,998
Due to related party	30,000	30,525
Net cash used in operating activities	(77,010)	(93,369)

Cash flows from Investing Activities:
Extension contributions in Trust Account	(840,000)	—
Cash withdrawn from Trust Account in connection with redemption	113,049,318	—
Net cash provided by investing activities	112,209,318	—

Cash flows from Financing Activities:
Payment of redemeptions	(113,049,318)	—
Proceeds from the promissory note to related party	958,833	—
Net cash used in financing activities	(112,090,485)	—

Net change in cash	41,823	(93,369)
Cash, beginning of the period	34,186	303,858
Cash, end of the period	$76,009	$210,489

Supplemental Disclosure of Non-cash Financing Activities:
Accretion for Class A Common Stock to redemption	$2,978,061	$—

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues at the earliest until after the completion of its initial Business Combination. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below).

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

The Company does not believe that its anticipated principal activities will subject them to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The IPO offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of its obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of public shares if the Company does not complete its initial Business Combination by November 9, 2023 or (B) with respect to any other provision relating to the rights of holders of Class A ordinary shares; or (iii) absent its completing an initial Business Combination within 15 months from the closing of this offering (or up to 18 months from the closing of this offering if we extend the period of time to consummate a Business Combination), the return of the funds held in the trust account to the public shareholders as part of the redemption of the public shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. Although the Company expects to enter into an agreement with a target company for a business combination no later than 18 months after, and to consummate a business combination prior to the 24 month anniversary of, its IPO, should the Company be unable to do so, the Company intends to instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of the Company’s business combination or liquidation, to mitigate the risk that we might be deemed to be aninvestment company for purposes of the Investment Company Act. If the Company were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the ability to complete a Business Combination. If the Company has not consummated the initial Business Combination within the required time period, the public shareholders may receive only approximately $10.30 per public share, or less in certain circumstances, on the liquidation of the trust account and the warrants will expire worthless.

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

The Company has until November 9, 2023 to complete a Business Combination (the “Combination Period”).

On January 6, 2023, the Company held an extraordinary general meeting of shareholders, where our shareholders approved a special resolution (the “Extension Amendment Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from February 9, 2023 to November 9, 2023 (the “Extension”), the date by which the Company must consummate an initial business combination.

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

Liquidity, Capital Resources and Going Concern

At March 31, 2023, the Company had $76,009 in operating cash and a working capital deficit of $1,551,267.

The Company’s liquidity needs up to March 31, 2023 have been satisfied through the payment of certain offering costs by Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000 (see Note 5).

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a “pandemic”, or a worldwide spread of a new disease. Many countries imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses. On May 5, 2023, the World Health Organization declared that COVID-19 no longer constitutes a public health emergency.

The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the pandemic. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, funds held in the Trust Account include $129,359,462 and $239,430,719 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below), respectively.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, as of March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of March 31, 2023 and December 31, 2022 is reconciled in the following table:

	March 31,	December 31,
	2023	2022
Proceeds from IPO	$230,000,000	$230,000,000
Less:
Proceeds allocated to Public Warrants	(6,900,000)	(6,900,000)
Class A ordinary shares issuance costs	(12,963,555)	(12,963,555)
Redemptions	(113,049,318)	—
Plus:
Fair value of over-allotment option	60,000	60,000
Remeasurement of Class A ordinary shares to redemption value	32,212,335	29,234,274
Class A ordinary shares subject to possible redemption	$129,359,462	$239,430,719

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. As of March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

	For the Three Months Ended
	March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,281,557	$336,080	$(421,193)	$(121,093)
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	21,926,149	5,750,000	20,000,000	5,750,000
Basic and diluted net income (loss) per share	$0.06	$0.06	$(0.02)	$(0.02)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of March 31, 2023.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Receivable from Sponsor

As of March 31, 2023 and December 31, 2022, the Company has outstanding receivable from Sponsor of $0 and $257,478, respectively. On February 25, 2022 and December 14, 2021, the Company transferred cash amounting to $1,100,000 and $7,002, to the Sponsor, respectively. The Sponsor paid $824,000 to the Company as of December 31, 2021.

Due to Related Party

As of March 31, 2023 and December 31, 2022, the Company has outstanding payable to a related party of $162,000 and $132,000, which is composed mainly of the accrued administrative service fee, respectively.

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

Promissory Note — Related Party

On April 23, 2021, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and are due at the date when the Company consummates its Initial Business Combination. As of March 31, 2023 and December 31, 2022, the Company had $1,077,666 and $118,833 outstanding under the Promissory Note.

On January 6, 2023 the Company drew and additional amount of $118,833 under the $500,000 the promissory note to Sponsor and called $257,478 of the outstanding balance of Accounts Receivable from Sponsor.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the sponsor or an affiliate of the sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to the Working Capital Loans funds and provide a waiver against any and all rights to seek access to funds in the trust account. As of March 31, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on November 5, 2021, the Company will pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023, the Company had incurred $30,000 of administrative support expense pursuant to this agreement. For the three months ended March 31, 2022, the Company had incurred $30,000 of administrative support expense pursuant to this agreement.

NOTE 6. COMMITMENTS & CONTINGENCIES

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

The Company has recorded an accrual of $420,268 of fees for legal services by outside counsel related to on-going compliance with reporting obligations and mergers and acquisitions-related activity subsequent to the date of the IPO. In addition, up to $400,000 of fees for legal services by outside counsel related to the IPO may be payable by the Company on completion of the Business Combination in the Company’s discretion.

As of March 31, 2023, $2.48 million were incurred by the Company for legal services by outside counsel, which will be payable solely on completion of the Business Combination.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of March 31, 2023 and December 31, 2022, there was no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding (excluding 12,215,038 and 23,000,000 shares subject to possible redemption).

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

The Founder Shares are designated as Class B ordinary shares and will automatically convert into Class A ordinary shares, which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions if the Company does not consummate an initial Business Combination, at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued to any seller in the initial Business Combination and any private placement warrants issued to the Company’s sponsor, its affiliates or any member of its management team upon conversion of working capital loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

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

The following table presents information about the Company’s assets and were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$129,359,462	$129,359,462	$—	$—

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$239,430,719	$239,430,719	$—	$—

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

Results of Operations

As of March 31, 2023, we had not commenced any operations. All activity for the three months ended March 31, 2023 relates to our formation and IPO. We will not generate any operating revenues at the earliest until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from our IPO. We have selected December 31 as our fiscal year end.

For the three months ended March 31, 2023, we had a net income of $1,617,637, which consisted of interest earned on trust account of $2,138,060, offset by formation and operating costs $520,423.

For the three months ended March 31, 2022, we had a net loss of $542,286, which included formation and operating costs of $548,128, offset by interest earned on trust account of $5,842.

Liquidity, Capital Resources and Going Concern

Our liquidity needs up to March 31, 2023 have been satisfied through the payment of certain offering costs by the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000. As of March 31, 2023, we had $76,009 in our operating bank account, and a working capital deficit of $1,551,267.

In addition, in order to finance transaction costs in connection with the Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans, as defined below (see Note 5). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a “pandemic”, or a worldwide spread of a new disease. Many countries imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses. On May 5, 2023, the World Health Organization declared that COVID-19 no longer constitutes a public health emergency.

The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the pandemic. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Support Agreement

Commencing on November 5, 2021, we agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2023, we had incurred $30,000 of administrative support expense pursuant to this agreement. For the three months ended March 31, 2022, we had incurred $30,000 of administrative support expense pursuant to this agreement.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, as of March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of shares. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net loss per ordinary share is computed by dividing the pro rata net income (loss) between our Class A ordinary shares and our Class B ordinary shares by the weighted average number of shares of ordinary shares outstanding for each of the periods. The calculation of diluted income (loss) per share of ordinary shares does not consider the effect of the warrants issued in connection with our IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of March 31, 2023 and December 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. We have not adopted this guidance as of March 31, 2023.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As previously discussed in the form 10-K for the year ended December 31, 2022, management identified material weaknesses related to errors in accounting for exercise of the over-allotment option, lack of management review controls and timely account-level reconciliations, as well as lack of controls to assure proper searches for possible undisclosed related parties and/or related party transactions between our sponsor, members of management and/or other insiders acting on behalf, and for the benefit of our Company These material weaknesses remained non remediated as of March 31, 2023.

Management plans to enhance internal controls and procedures, including enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.

Changes in Internal Control over Financial Reporting

Other than identified above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on October 21, 2021 and in our Annual Report for the year ended December 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1

Amendment to the Amended and Restated Memorandum and Articles of Association of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).

10.1

Amendment to Investment Management Trust Agreement, dated November 4, 2021 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).

10.2	Promissory Note issued to the Sponsor (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOUNTAIN & CO. I ACQUISITION CORP.

Date: May 15, 2023	By:	/s/ Dr. Cornelius Boersch
	Name:	Dr. Cornelius Boersch
	Title:	Chief Executive Officer

	By:	/s/ Alexander Hornung
	Name:	Alexander Hornung
	Title:	Chief Financial Officer