Form 10-Q
period 2023-06-30
Mountain & Co. I Acquisition Corp.
filed 2023-08-14
CIK 1856995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 12,215,038 shares of the Class A ordinary shares, $0.0001 par value, and 5,750,000 shares of Class B ordinary shares $0.0001 par value, issued and outstanding.

MOUNTAIN & CO I ACQUISITION CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNTAIN & CO I ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets
Cash	$25,663	$34,186
Receivable from Sponsor	—	257,478
Prepaid expenses	181,456	347,876
Total Current Assets	207,119	639,540
Investments held in Trust Account	132,076,706	239,430,719
Total Assets	$132,283,825	$240,070,259

Liabilities, Redeemable Ordinary Shares, and Shareholders’ Deficit
Current liabilities
Accrued offering costs and expenses	$1,134,421	$579,550
Due to related party	192,000	132,000
Promissory note – related party	2,337,666	118,833
Total Current Liabilities	3,664,087	830,383
Deferred underwriting fee	8,050,000	8,050,000
Total Liabilities	11,714,087	8,880,383

Commitments and Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 12,215,038 and 23,000,000 shares at redemption value of $10.81 and $10.41 per share at June 30, 2023 and December 31, 2022, respectively	132,076,706	239,430,719

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 12,215,038 and 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,507,543)	(8,241,418)
Total Shareholders’ Deficit	(11,506,968)	(8,240,843)
Total Liabilities, Redeemable Ordinary Shares, and Shareholders’ Deficit	$132,283,825	$240,070,259

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Formation and operating costs	$645,701	$322,361	$1,166,124	$870,489
Loss from operations	$(645,701)	$(322,361)	$(1,166,124)	$(870,489)
Other income:
Interest income on trust account	1,457,244	107,343	3,595,304	113,185
Total other income	1,457,244	107,343	3,595,304	113,185
Net income (loss)	$811,543	$(215,018)	$2,429,180	$(757,304)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	12,215,038	20,000,000	17,043,767	20,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.05	$(0.01)	$0.11	$(0.03)
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.05	$(0.01)	$0.11	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	5,750,000	$575	$—	$(8,241,418)	$(8,240,843)
Accretion for Class A Common Stock to redemption	—	—	—	—	—	(2,978,061)	(2,978,061)
Net income	—	—	—	—	—	1,617,637	1,617,637
Balance as of March 31, 2023	—	—	5,750,000	575	—	(9,601,842)	(9,601,267)
Accretion for Class A Common Stock to redemption	—	—	—	—	—	(2,717,244)	(2,717,244)
Net income	—	—	—	—	—	811,543	811,543
Balance as of June 30, 2023	—	$—	5,750,000	$575	$—	$(11,507,543)	$(11,506,968)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	$(6,936,980)	$(6,936,405)
Net loss	—	—	—	—	—	(542,286)	(542,286)
Balance as of March 31, 2022	—	—	5,750,000	575	—	(7,479,266)	(7,478,691)
Accretion for Class A Common Stock to redemption	—	—	—	—	—	(114,215)	(114,215)
Net loss	—	—	—	—	—	(215,018)	(215,018)
Balance as of June 30, 2022	—	$—	5,750,000	$575	$—	$(7,808,499)	$(7,807,924)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six months Ended
	June 30,
	2023	2022
Cash flows from Operating Activities:
Net income (loss)	$2,429,180	$(757,304)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,595,304)	(113,185)
Changes in current assets and liabilities:
Prepaid expenses	166,420	196,860
Accrued expenses	554,870	439,121
Receivable from Sponsor	257,478	18,522
Due to related party	60,000	60,000
Net cash used in operating activities	(127,356)	(155,986)

Cash flows from Investing Activities:
Extension contributions in Trust Account	(2,100,000)	—
Cash withdrawn from Trust Account in connection with redemption	113,049,318	—
Net cash provided by investing activities	110,949,318	—

Cash flows from Financing Activities:
Payment of redemptions	(113,049,318)	—
Proceeds from the promissory note to related party	2,218,833	—
Net cash used in financing activities	(110,830,485)	—

Net change in cash	(8,523)	(155,986)
Cash, beginning of the period	34,186	303,858
Cash, end of the period	$25,663	$147,872

Supplemental Disclosure of Non-cash Financing Activities:
Accretion for Class A Common Stock to redemption	$5,695,305	$114,215

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues at the earliest until after the completion of its initial Business Combination. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below).

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

Liquidity, Capital Resources and Going Concern

At June 30, 2023, the Company had $25,663 in operating cash and a working capital deficit of $3,456,968.

The Company’s liquidity needs up to June 30, 2023 have been satisfied through the payment of certain offering costs by Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000 (see Note 5).

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, funds held in the Trust Account include $132,076,706 and $239,430,719 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below), respectively.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, as of June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of June 30, 2023 and December 31, 2022 is reconciled in the following table:

	June 30,	December 31,
	2023	2022
Proceeds from IPO	$230,000,000	$230,000,000
Less:
Proceeds allocated to Public Warrants	(6,900,000)	(6,900,000)
Class A ordinary shares issuance costs	(12,963,555)	(12,963,555)
Redemptions	(113,049,318)	—
Plus:
Fair value of over-allotment option	60,000	60,000
Remeasurement of Class A ordinary shares to redemption value	34,929,579	29,234,274
Class A ordinary shares subject to possible redemption	$132,076,706	$239,430,719

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. As of June 30, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$551,796	$259,747	$(167,004)	$(48,014)	$1,816,390	$612,790	$(588,197)	$(169,107)
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	12,215,038	5,750,000	20,000,000	5,750,000	17,043,767	5,750,000	20,000,000	5,750,000
Basic and diluted net income (loss) per share	$0.05	$0.05	$(0.01)	$(0.01)	$0.11	$0.11	$(0.03)	$(0.03)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of June 30, 2023.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Receivable from Sponsor

As of June 30, 2023 and December 31, 2022, the Company has outstanding receivable from Sponsor of $0 and $257,478, respectively. On February 25, 2022 and December 14, 2021, the Company transferred cash amounting to $1,100,000 and $7,002, to the Sponsor, respectively. The Sponsor paid $824,000 to the Company as of December 31, 2021.

Due to Related Party

As of June 30, 2023 and December 31, 2022, the Company has outstanding payable to a related party of $192,000 and $132,000, which is composed mainly of the accrued administrative service fee, respectively.

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

Promissory Note — Related Party

On April 23, 2021, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and are due at the date when the Company consummates its Initial Business Combination. As of June 30, 2023 and December 31, 2022, the Company had $2,337,666 and $118,833 outstanding under the Promissory Note.

On January 6, 2023 the Company drew and additional amount of $118,833 under the $500,000 the promissory note to Sponsor and called $257,478 of the outstanding balance of Accounts Receivable from Sponsor.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the sponsor or an affiliate of the sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to the Working Capital Loans funds and provide a waiver against any and all rights to seek access to funds in the trust account. As of June 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on November 5, 2021, the Company will pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company had incurred $30,000 and $60,000 of administrative support expense pursuant to this agreement. For the three and six months ended June 30, 2022, the Company had incurred $30,000 and $60,000, respectively of administrative support expense pursuant to this agreement.

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

The Company has recorded an accrual of $460,269 of fees for legal services by outside counsel related to on-going compliance with reporting obligations and mergers and acquisitions-related activity subsequent to the date of the IPO. In addition, up to $400,000 of fees for legal services by outside counsel related to the IPO may be payable by the Company on completion of the Business Combination in the Company’s discretion.

As of June 30, 2023, $6.9 million were incurred by the Company for legal services by outside counsel, which will be payable solely on completion of the Business Combination. Additional fees for legal services by outside counsel related to the Business Combination may be payable by the Company on completion of the Business Combination in the Company’s discretion.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of June 30, 2023 and December 31, 2022, there was no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding (excluding 12,215,038 and 23,000,000 shares subject to possible redemption).

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

The following table presents information about the Company’s assets and were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$132,076,706	$132,076,706	$—	$—

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$239,430,719	$239,430,719	$—	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up through the date that the unaudited condensed financial statements was issued. Based upon this review, the Company did not identify any other subsequent events, except as noted below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

On August 11, 2023, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Futbol Club Barcelona, a sport association (“FCB”), and Barça Produccions S.L., a Spanish limited liability corporation wholly owned by FCB (“BP”). The Business Combination Agreement provides for a series of transactions (collectively, the “Business Combination”), pursuant to which, among other things: (i) Sponsor will transfer all of the equity of a newly-formed Netherlands private limited liability company to be renamed Barça Media (“TopCo”), which shall own all of the equity interests of a Cayman Islands exempted company (“Merger Sub”) to BP for nominal consideration; (ii) FCB and BP will cause TopCo and Merger Sub to become a party to the Business Combination Agreement; and (iii) Merger Sub will merge with and into the Company (the “Merger”), with the Company as the surviving company (the “Surviving Company”) and, after giving effect to the Merger, become a wholly owned subsidiary of TopCo. Each issued and outstanding Class A ordinary share of the Company and Class B ordinary share of the Company will be converted into one Class A ordinary share of the Surviving Company, and immediately thereafter, each of the resulting Class A ordinary shares of the Surviving Company will be immediately exchanged for one ordinary share in the share capital of TopCo, and each outstanding warrant to purchase one Class A ordinary share of the Company at a price of $11.50 per share will, by its terms, convert into a Converted Warrant (as defined in the Business Combination Agreement). Bridgeburg Invest, S.L., a Spanish limited liability corporation and an indirect subsidiary of FCB, will assume, prior to the consummation of the Merger, the assets and liabilities associated with FCB’s content creation platform. Consummation of the Business Combination is subject to the receipt of required approval by the Company’s shareholders and the general assembly of the members of FCB, as well as the satisfaction of other closing conditions. There can be no assurance that the Company’s plans to complete the Business Combination will be successful or that financing, if any, will be obtained in connection with the Business Combination. If these conditions are not satisfied, amended or waived by the parties pursuant to the terms of the Business Combination Agreement, then the Business Combination would not be consummated.

On August 11, 2023, the Sponsor, directors and officers of the Company (the “D&Os”) and the Company entered into the sponsor support agreement, pursuant to which, among other things, each of the Sponsor and the D&Os has agreed to (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby and (ii) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution protection with respect to the Company’s Class B ordinary shares.

On August 11, 2023, LIBERO Football Finance AG (“LIBERO”), Orpheus Media, S.L. (together with its affiliates, “Orpheus”), Blaugrana Invest, S.á.r.l. (together with its affiliates, “Blaugrana”), BP and the Company entered into definitive agreements, pursuant to which, among other things, LIBERO has agreed to purchase, and Orpheus and Blaugrana have agreed to sell, 294 ordinary shares of Bridgeburg that are owned by Orpheus and Blaugrana in exchange for cash payments by LIBERO to BP in an amount equal to approximately (i) €20 million ($21.7 million) in the aggregate on or before August 11, 2023, but not before the execution of the Business Combination Agreement and (ii) €20 million ($21.7 million) in the aggregate on or before August 21, 2023.

On August 11, 2023, a holding company advised by NIPA Capital B.V. (“Holding”), Orpheus, Blaugrana, BP and the Company entered into definitive agreements, pursuant to which, among other things, Holding has agreed to purchase, and Orpheus and Blaugrana have agreed to sell, 590 ordinary shares of Bridgeburg in the aggregate that are owned by Orpheus and Blaugrana in exchange for cash payments by Holding directly to BP in an amount equal to approximately €20 million ($21.7 million) on August 11, 2023 and the assumption by Holding of Orpheus’ obligation (pursuant to that certain sale and purchase agreement, dated August 11, 2022, between Orpheus and BP) to pay €30 million ($32.6 million) to BP on June 15, 2024 and €30 million ($32.6 million) to BP on June 15, 2025. In connection with and subject to the closing of the Business Combination, Holding will also purchase from the Sponsor 5,750,000 warrants to purchase ordinary shares of TopCo and 2,537,500 ordinary shares of TopCo.

On August 11, 2023, the Company and PRIMARY metaverse d.o.o., a limited liability company organized in Croatia (the “Consultant”) entered into the consulting agreement, pursuant to which, among other things, the Consultant agreed to provide the Company with support in identifying third-party investors to backstop or assume certain payment obligations of Orpheus and Socios Deportes Services, S.L., for which the Consultant will be paid a fee of €4.1 million ($4.46 million). As a result of the Consultant’s efforts to identify third-party investors, LIBERO, the Sponsor and a guarantor (the “Guarantor”) entered into the Backstop Agreement, pursuant to which, in exchange for certain warrants the Sponsor will provide to the Guarantor and the Consultant, the Guarantor will pay any remaining balance of the Secondary Payment Amount (as defined in the Backstop Agreement) outstanding as of August 21, 2023, so long as the Company and BP have entered into and publicly announced a business combination agreement.

On August 9, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in a deposit account with a financial institution in the United States.  The interest rate on such deposit account is currently approximately 4.60% per annum, but such deposit account carries a variable rate, and the Company cannot assure investors that such rate will not decrease or increase significantly.

On July 31, 2023, the Company entered into a Forward Purchase Agreement (the “Forward Purchase Agreement”) and Subscription Agreement (the “FPA Subscription Agreement”) with Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”), Meteora Select Trading Opportunities Master, LP (“MSTO”), and Meteora Strategic Capital, LLC (“MSC”) (with MSOF, MCP, MSC and MSTO collectively referred to as “Seller”) for an OTC Equity Prepaid Forward Transaction. Pursuant to the terms of the Forward Purchase Agreement and FPA Subscription Agreement, Seller agreed to subscribe for and purchase, and the Company agreed to issue and sell to Seller, on the Closing, up to 12,500,000 Class A ordinary shares of the Company, less the number of Class A ordinary shares of the Company purchased by Seller separately from third parties through a broker in the open market at prices no higher than the redemption price. Seller has agreed to waive any redemption rights under the Company’s Amended and Restated Articles of Association with respect to any Class A ordinary shares of the Company purchased through the FPA Subscription Agreement and any Recycled Shares in connection with the Business Combination, extensions or otherwise that would require redemption by the Company of such shares.

On July 3, 2023, the Company entered into an engagement letter pursuant to which it agreed to pay to a capital markets advisor a fee of $4 million, subject to and conditional upon the closing of a business combination, and certain other conditions.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Results of Operations

As of June 30, 2023, we had not commenced any operations. All activity for the three and six months ended June 30, 2023 relates to our formation and IPO. We will not generate any operating revenues at the earliest until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from our IPO. We have selected December 31 as our fiscal year end.

For the three months ended June 30, 2023, we had a net income of $811,543, which consisted of interest earned on trust account of $1,457,244, offset by formation and operating costs $645,701.

For the six months ended June 30, 2023, we had a net income of $2,429,180, which consisted of interest earned on trust account of $3,595,304, offset by formation and operating costs $1,166,124.

For the three months ended June 30, 2022, we had a net loss of $215,018, which included formation and operating costs of $322,361, offset by interest earned on trust account of $107,343.

For the six months ended June 30, 2022, we had a net loss of $757,304, which included formation and operating costs of $870,489, offset by interest earned on trust account of $113,185.

Proposed Business Combination

On August 11, 2023, the Company entered into the a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”)with Futbol Club Barcelona, a sport association (asociación deportiva) (“FCB”) and Barça Produccions S.L., a Spanish limited liability corporation wholly owned by FCB (“BP”), pursuant to which, among other things: (i) Sponsor will transfer all of the equity of a newly-formed Netherlands private limited liability company to be renamed Barça Media (“TopCo”), which shall own all of the equity interests of a Cayman Islands exempted company (“Merger Sub”), to BP for nominal consideration; (ii) FCB and BP will cause TopCo and Merger Sub to become a party to the Business Combination Agreement; and (iii) Merger Sub will merge with and into the Company (the “Merger”), with the Company as the surviving company (the “Surviving Company”) and, after giving effect to the Merger, become a wholly owned subsidiary of TopCo. Each issued and outstanding Class A ordinary share of the Company and Class B ordinary share of the Company will be converted into one Class A ordinary share of the Surviving Company, and immediately thereafter, each of the resulting Class A ordinary shares of the Surviving Company will be immediately exchanged for one ordinary share in the share capital of TopCo, and each outstanding warrant to purchase one Class A ordinary share of the Company at a price of $11.50 per share will, by its terms, convert into a Converted Warrant (as defined in the Business Combination Agreement). Bridgeburg Invest, S.L., a Spanish limited liability corporation and an indirect subsidiary of FCB, will assume, prior to the consummation of the Merger, the assets and liabilities associated with FCB’s content creation platform. There can be no assurance that the business combination will be consummated.

Please see Item 1A “Risk Factors” below for further disclosure on risks related to the Business Combination and Note 9 “Subsequent Events” above for further information. The Business Combination is described in more detail in the Company’s Current Report on Form 8-K, filed on August 11, 2023 (Acc. No. 0001104659-23-090538).

Liquidity, Capital Resources and Going Concern

Our liquidity needs up to June 30, 2023 have been satisfied through the payment of certain offering costs by the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000. As of June 30, 2023, we had $25,663 in our operating bank account, and a working capital deficit of $3,456,968.

In addition, in order to finance transaction costs in connection with the Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans, as defined below (see Note 5). As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Support Agreement

Commencing on November 5, 2021, we agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2023, we had incurred $30,000 and $60,000 of administrative support expense pursuant to this agreement. For the three and six months ended June 30, 2022, we had incurred $30,000 and $60,000 of administrative support expense pursuant to this agreement.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, as of June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of shares. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income (loss) per ordinary share is computed by dividing the pro rata net income (loss) between our Class A ordinary shares and our Class B ordinary shares by the weighted average number of shares of ordinary shares outstanding for each of the periods. The calculation of diluted income (loss) per share of ordinary shares does not consider the effect of the warrants issued in connection with our IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of June 30, 2023 and December 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. We have not adopted this guidance as of June 30, 2023.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As previously discussed in the form 10-K for the year ended December 31, 2022, management identified material weaknesses related to errors in accounting for exercise of the over-allotment option, lack of management review controls and timely account-level reconciliations, as well as lack of controls to assure proper searches for possible undisclosed related parties and/or related party transactions between our sponsor, members of management and/or other insiders acting on behalf, and for the benefit of our Company These material weaknesses remained non remediated as of June 30, 2023.

Management plans to enhance internal controls and procedures, including enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.

Changes in Internal Control over Financial Reporting

Other than identified above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on October 21, 2021 and in our Annual Report for the year ended December 31, 2022, with the exception of those discussed below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

There is no assurance when or if the Business Combination will be completed.

Completion of the Business Combination is subject to the satisfaction or waiver of a number of conditions as set forth in the Business Combination Agreement, including shareholder approvals, a minimum cash condition, a proceeds condition and other closing conditions. There can be no assurance that the conditions to completion of the Business Combination will be satisfied or waived, including the condition that TopCo, the Company and their respective subsidiaries will have in the aggregate not less than €50 million in cash and the condition that the RemainCo Entities (as defined in the Business Combination Agreement) will have received €60 million in cash on or prior to August 21, 2023, subject to certain conditions and extensions. In addition, each of the Company and FCB may unilaterally terminate the Business Combination Agreement under certain circumstances set forth in the Business Combination Agreement, and the Company and FCB may agree at any time to terminate the Business Combination Agreement. Furthermore, significant redemptions by public shareholders would increase the likelihood that the Business Combination would not be consummated. The ability of the Company to issue equity or obtain financing in connection with the Business Combination or in the future is also uncertain.

The announcement and pendency of the Business Combination could have an adverse effect on the Company’s results of operations, financial condition, cash flows or the market value of the Company’s securities.

Uncertainty about the effect of the Business Combination may have an adverse effect on the Company or the combined company following the Business Combination. Uncertainties about the Business Combination may also cause a loss of key management personnel and other key employees of the Company. Until closing of the Business Combination, the Company is also prohibited from entering into certain transactions that might otherwise be beneficial to the Company or its shareholders. Further, the Business Combination may give rise to potential liabilities, including as a result of pending and future shareholder lawsuits relating to the Business Combination. In addition, the Company has incurred, and expects to incur additional, material non-recurring expenses in connection with the Business Combination and consummation of the transactions contemplated by the Business Combination Agreement. Any of these matters could harm the results of operations, financial condition or cash flows of the Company and the market value of the Company’s securities.

The risks related to the Business Combination will be described in more detail in the registration statement that TopCo intends to file with the SEC (the “Registration Statement”) that will include a prospectus with respect to TopCo’s securities to be issued in connection with the Business Combination and a proxy statement with respect to the shareholder meeting of the Company to vote on the Business Combination. Shareholders of the Company and other interested persons are encouraged to read, when available, the preliminary proxy statement/prospectus as well as other documents to be filed with the SEC because these documents will contain important information.

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

MOUNTAIN & CO. I ACQUISITION CORP.

Date: August 14, 2023	By:	/s/ Dr. Cornelius Boersch
	Name:	Dr. Cornelius Boersch
	Title:	Chief Executive Officer

	By:	/s/ Alexander Hornung
	Name:	Alexander Hornung
	Title:	Chief Financial Officer