Form 10-Q
period 2023-09-30
Mountain & Co. I Acquisition Corp.
filed 2023-11-14
CIK 1856995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 11,513,065 shares of the Class A ordinary shares, $0.0001 par value, and 5,750,000 shares of Class B ordinary shares $0.0001 par value, issued and outstanding.

MOUNTAIN & CO I ACQUISITION CORP.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNTAIN & CO I ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets
Cash	$91,629	$34,186
Receivable from Sponsor	—	257,478
Prepaid expenses	58,273	347,876
Total Current Assets	149,902	639,540
Investments held in Trust Account	127,562,236	239,430,719
Total Assets	$127,712,138	$240,070,259

Liabilities, Redeemable Ordinary Shares, and Shareholders’ Deficit
Current liabilities
Accrued offering costs and expenses	$1,756,829	$579,550
Due to related party	373,841	132,000
Promissory note – related party	3,477,666	118,833
Total Current Liabilities	5,608,336	830,383
Deferred underwriting fee	8,050,000	8,050,000
Total Liabilities	13,658,336	8,880,383

Commitments and Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 11,513,065 and 23,000,000 shares at redemption value of $11.08 and $10.41 per share at September 30, 2023 and December 31, 2022, respectively	127,562,236	239,430,719

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 11,513,065 and 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,509,009)	(8,241,418)
Total Shareholders’ Deficit	(13,508,434)	(8,240,843)
Total Liabilities, Redeemable Ordinary Shares, and Shareholders’ Deficit	$127,712,138	$240,070,259

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Formation and operating costs	$861,466	$299,707	$2,027,590	$1,170,196
Loss from operations	$(861,466)	$(299,707)	$(2,027,590)	$(1,170,196)
Other income:
Interest income on trust account	2,106,298	742,534	5,701,602	855,719
Total other income	2,106,298	742,534	5,701,602	855,719
Net income (loss)	$1,244,832	$442,827	$3,674,012	$(314,477)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	12,092,956	20,000,000	13,675,100	20,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.07	$0.02	$0.19	$(0.01)
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$0.02	$0.19	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	5,750,000	$575	$—	$(8,241,418)	$(8,240,843)
Accretion for Class A Common Stock to redemption	—	—	—	—	—	(2,978,061)	(2,978,061)
Net income	—	—	—	—	—	1,617,637	1,617,637
Balance as of March 31, 2023	—	—	5,750,000	575	—	(9,601,842)	(9,601,267)
Accretion for Class A Common Stock to redemption	—	—	—	—	—	(2,717,244)	(2,717,244)
Net income	—	—	—	—	—	811,543	811,543
Balance as of June 30, 2023	—	$—	5,750,000	$575	$—	$(11,507,543)	$(11,506,968)
Accretion for Class A Common Stock to redemption	—	—	—	—	—	(3,246,298)	(3,246,298)
Net income	—	—	—	—	—	1,244,832	1,244,832
Balance as of September 30, 2023	—	$—	5,750,000	$575	$—	$(13,509,009)	$(13,508,434)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	$(6,936,980)	$(6,936,405)
Accretion for Class A Common Stock to redemption	—	—	—	—	—	(114,215)	(114,215)
Net loss	—	—	—	—	—	(757,304)	(757,304)
Balance as of June 30, 2022	—	$—	5,750,000	$575	$—	$(7,808,499)	$(7,807,924)
Accretion for Class A Common Stock to redemption	—	—	—	—	—	(742,534)	(742,534)
Net income	—	—	—	—	—	442,827	442,827
Balance as of September 30, 2022	—	$—	5,750,000	$575	$—	$(8,108,206)	$(8,107,631)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine months Ended
	September 30,
	2023	2022
Cash flows from Operating Activities:
Net income (loss)	$3,674,012	$(314,477)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(5,701,602)	(855,719)
Changes in current assets and liabilities:
Prepaid expenses	289,603	315,397
Accrued expenses	1,177,278	510,232
Receivable from Sponsor	257,478	18,522
Due to related party	241,841	90,000
Net cash used in operating activities	(61,390)	(236,045)

Cash flows from Investing Activities:
Extension contributions in Trust Account	(3,240,000)	—
Cash withdrawn from Trust Account in connection with redemption	120,810,086	—
Net cash provided by investing activities	117,570,086	—

Cash flows from Financing Activities:
Payment of redemptions	(120,810,086)	—
Proceeds from the promissory note to related party	3,358,833	—
Net cash used in financing activities	(117,451,253)	—

Net change in cash	57,443	(236,045)
Cash, beginning of the period	34,186	303,858
Cash, end of the period	$91,629	$67,813

Supplemental Disclosure of Non-cash Financing Activities:
Accretion for Class A Common Stock to redemption	$8,941,603	$856,749

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

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues at the earliest until after the completion of its initial Business Combination. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below).

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

The Company does not believe that its anticipated principal activities will subject them to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The IPO offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of its obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of public shares if the Company does not complete its initial Business Combination by March 9, 2024 or (B) with respect to any other provision relating to the rights of holders of Class A ordinary shares; or (iii) absent its completing an initial Business Combination within 15 months from the closing of this offering (or up to 18 months from the closing of this offering if we extend the period of time to consummate a Business Combination), the return of the funds held in the trust account to the public shareholders as part of the redemption of the public shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. Although the Company expects to enter into an agreement with a target company for a business combination no later than 18 months after, and to consummate a business combination prior to the 24 month anniversary of, its IPO, should the Company be unable to do so, the Company intends to instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of the Company’s business combination or liquidation, to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act. If the Company were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the ability to complete a Business Combination. If the Company has not consummated the initial Business Combination within the required time period, the public shareholders may receive only approximately $10.30 per public share, or less in certain circumstances, on the liquidation of the trust account and the warrants will expire worthless.

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

If the Company has not consummated an initial Business Combination by March 9, 2024, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of its public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of the amended and restated memorandum and articles of association prior to any voluntary winding up. If the Company were required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to its public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond March 9, 2024 before the redemption proceeds of the trust account become available to them, and they receive the return of their pro rata portion of the proceeds from the trust account. The Company has no obligation to return funds to investors prior to the date of the redemption or liquidation unless, prior thereto, the Company consummated its initial Business Combination or amend certain provisions of the amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon the redemption or any liquidation will public redemptions be entitled to distributions if the Company does not complete its initial Business Combination and do not amend certain provisions of the amended and restated memorandum and articles of association. The amended and restated memorandum and articles of association will provide that, if the Company winds up for any other reason prior to the consummation of its initial Business Combination, the Company will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

On February 6, 2023, the Company held an extraordinary general meeting of shareholders, where our shareholders approved a special resolution (the “Extension Amendment Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from February 9, 2023 to November 9, 2023 (the “Extension”), the date by which the Company must consummate an initial business combination.

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

On September 14, 2023, we held an extraordinary general meeting of shareholders, where our shareholders approved a special resolution (the “Second Extension Amendment Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from November 9, 2023 to March 9, 2024 (the “Second Extended Date”), the date by which the Company must consummate an initial business combination (the “Second Extension”).

In connection with the Second Extension, the Sponsor agreed to advance to the Company (i) $300,000 plus(ii) $300,000 for each subsequent calendar month commencing on October 9, 2023, and on the 9th day of each subsequent month, or portion thereof, that the Company requires to complete a Business Combination, to be deposited in the trust account on or before the 9th day of each calendar month, until the Second Extended Date. On September 14, 2023, the Company amended and restated that certain promissory note, dated February 6, 2023 (the “Amended and Restated Note”) previously issued by the Company to the Sponsor in respect of such advances and the Sponsor has waived any and all rights to the monies held in the trust account with respect to those advances. The Amended and Restated Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company. At the option of the Sponsor, up to $1,500,000 of the loan would be convertible into warrants identical to the Company’s private placement warrants, at $1.00 per warrant. Any amendments to the Amended and Restated Note and the loan may be made with the written consent of the Sponsor and the Company. For example, if we determine that we no longer expect to complete a business combination within the prescribed time frame, the Sponsor and the Company may agree to discontinue such loans.

In connection with the vote to approve the Second Extension Amendment Proposal, shareholders holding 701,973 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $7.8 million (approximately $11.05 per share), was removed from the trust account to pay such redeeming holders, representing 49.9% of the public shares in the aggregate. 50.1% of the public shares issued in our IPO remain outstanding.

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

Liquidity, Capital Resources and Going Concern

At September 30, 2023, the Company had $91,629 in operating cash and a working capital deficit of $5,458,434.

The Company’s liquidity needs up to September 30, 2023 have been satisfied through the payment of certain offering costs by Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000 (see Note 5).

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In addition, the Company has until March 9, 2024 to consummate a Business Combination. Management considers that liquidity and capital resources available might not be sufficient to operate through March 9, 2024. Also, it is uncertain that the Company will be able to consummate a Business Combination by this date. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Investments Held in Trust Account

At September 30, 2023 and December 31, 2022, funds held in the Trust Account include $127,562,236 and $239,430,719 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below), respectively.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, as of September 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of September 30, 2023 and December 31, 2022 is reconciled in the following table:

	September 30,	December 31,
	2023	2022
Proceeds from IPO	$230,000,000	$230,000,000
Less:
Proceeds allocated to Public Warrants	(6,900,000)	(6,900,000)
Class A ordinary shares issuance costs	(12,963,555)	(12,963,555)
Redemptions	(120,810,086)	—
Plus:
Fair value of over-allotment option	60,000	60,000
Remeasurement of Class A ordinary shares to redemption value	38,175,877	29,234,274
Class A ordinary shares subject to possible redemption	$127,562,236	$239,430,719

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. As of September 30, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$843,677	$401,155	$343,943	$98,884	$2,586,472	$1,087,540	$(244,254)	$(70,223)
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	12,092,956	5,750,000	20,000,000	5,750,000	13,675,100	5,750,000	20,000,000	5,750,000
Basic and diluted net income (loss) per share	$0.07	$0.07	$0.02	$0.02	$0.19	$0.19	$(0.01)	$(0.01)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2023.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Receivable from Sponsor

As of September 30, 2023 and December 31, 2022, the Company has outstanding receivable from Sponsor of $0 and $257,478, respectively. On February 25, 2022 and December 14, 2021, the Company transferred cash amounting to $1,100,000 and $7,002, to the Sponsor, respectively. The Sponsor paid $824,000 to the Company as of December 31, 2021.

Due to Related Party

As of September 30, 2023 and December 31, 2022, the Company has outstanding payable to a related party of $373,841 and $132,000, which is composed mainly of the accrued administrative service fee, respectively.

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

Promissory Note — Related Party

On April 23, 2021, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and are due at the date when the Company consummates its Initial Business Combination. On January 6, 2023 the Company drew and additional amount of $118,833 under the $500,000 the promissory note to Sponsor and called $257,478 of the outstanding balance of Accounts Receivable from Sponsor. As of September 30, 2023 and December 31, 2022, the Company had $237,666 and $118,833 outstanding under the Promissory Note, respectively.

On February 6, 2023, the Company issued to the Sponsor a promissory note (the “Note”) for $3,780,000 in respect of advances to be put by Sponsor in the Trust account. The Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company. At the option of the Sponsor, up to $1,500,000 of the loan would be convertible into warrants identical to the Company’s private placement warrants, at $1.00 per warrant. On September 14, 2023, this note was amended and restate to increase the maximum principal amount thereof from up to $3,780,000 to up to $4,740,000. Since the First Extension Meeting (as defined below), the Sponsor had advanced seven monthly payments of $420,000 each ($2,940,000 in the aggregate) under the Promissory Note (the “First Extension Advance”) to the Company’s trust account (the “Trust Account”). Promptly following September 9, 2023, the Sponsor paid $300,000 to the Trust Account. In total, $3,240,000 was drawn and outstanding under the Note through September 30, 2023.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the sponsor or an affiliate of the sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to the Working Capital Loans funds and provide a waiver against any and all rights to seek access to funds in the trust account. As of September 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on November 5, 2021, the Company will pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company had incurred $30,000 and $90,000 of administrative support expense pursuant to this agreement. For the three and nine months ended September 30, 2022, the Company had incurred $30,000 and $90,000, respectively of administrative support expense pursuant to this agreement.

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

As of September 30, 2023, $10.6 million were incurred by the Company for legal services by outside counsel, which will be payable solely on completion of the Business Combination. Additional fees for legal services by outside counsel related to the Business Combination may be payable by the Company on completion of the Business Combination in the Company’s discretion.

Business Combination Agreement

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

On September 8, 2023, Mountain, FCB and BP entered into an amendment to the Business Combination Agreement to amend certain conditions to the closing of the Business Combination.

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

Forward Purchase Agreement

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of September 30, 2023 and December 31, 2022, there was no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding (excluding 11,513,065 and 23,000,000 shares subject to possible redemption).

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

The following table presents information about the Company’s assets and were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$127,562,236	$127,562,236	$—	$—

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$239,430,719	$239,430,719	$—	$—

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

In connection with the Second Extension, the Sponsor agreed to advance to the Company (i) $300,000 plus (ii) $300,000 for each subsequent calendar month commencing on October 9, 2023, and on the 9th day of each subsequent month, or portion thereof, that the Company requires to complete a Business Combination, to be deposited in the trust account on or before the 9th day of each calendar month, until the Second Extended Date.

On October 26, 2023, Mountain, FCB and BP entered into an Amended and Restated Business Combination Agreement (the “A&R Business Combination Agreement”). The A&R Business Combination Agreement, among others, amends certain closing conditions relating to the financial requirements that must be satisfied to complete the Business Combination with the objective to enhance structural flexibility. The previous minimum cash condition, designated to cover expenses, has been adjusted to require that the a newly-formed Netherlands private limited liability company to be renamed Barça Media has not less than €90 million in cash at closing of the Business Combination, which will be reduced by any cash received by FCB in connection with the contemplated transactions, and will be measured prior to the payment of any transaction expenses. The minimum proceeds condition (i.e., the requirement that FCB or its affiliates receive €40 million) can now be met through various sources, and is only required to be satisfied as of the closing of the business combination. Furthermore, FCB’s previous unilateral termination right has been removed. As amended, the A&R Business Combination Agreement provides for a termination right by FCB if funding of €40 million has not been received or committed by December 31, 2023.

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

On February 6, 2023, the Company held an extraordinary general meeting of shareholders, where our shareholders approved a special resolution (the “Extension Amendment Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from February 9, 2023 to November 9, 2023 (the “Extension”), the date by which the Company must consummate an initial business combination.

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

On September 14, 2023, we held an extraordinary general meeting of shareholders, where our shareholders approved a special resolution (the “Second Extension Amendment Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from November 9, 2023 to March 9, 2024 (the “Second Extended Date”), the date by which the Company must consummate an initial business combination (the “Second Extension”).

In connection with the Second Extension, the Sponsor agreed to advance to the Company (i) $300,000 plus (ii) $300,000 for each subsequent calendar month commencing on October 9, 2023, and on the 9th day of each subsequent month, or portion thereof, that the Company requires to complete a Business Combination, to be deposited in the trust account on or before the 9th day of each calendar month, until the Second Extended Date. On September 14, 2023, the Company amended and restated that certain promissory note, dated February 6, 2023 (the “Amended and Restated Note”) previously issued by the Company to the Sponsor in respect of such advances and the Sponsor has waived any and all rights to the monies held in the trust account with respect to those advances. The Amended and Restated Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company. At the option of the Sponsor, up to $1,500,000 of the loan would be convertible into warrants identical to the Company’s private placement warrants, at $1.00 per warrant. Any amendments to the Amended and Restated Note and the loan may be made with the written consent of the Sponsor and the Company. For example, if we determine that we no longer expect to complete a business combination within the prescribed time frame, the Sponsor and the Company may agree to discontinue such loans.

In connection with the vote to approve the Second Extension Amendment Proposal, shareholders holding 701,973 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $7.8 million (approximately $11.05 per share), was removed from the trust account to pay such redeeming holders, representing 49.9% of the public shares in the aggregate. 50.1% of the public shares issued in our IPO remain outstanding.

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

Results of Operations

As of September 30, 2023, we had not commenced any operations. All activity for the three and nine months ended September 30, 2023 relates to our formation and IPO. We will not generate any operating revenues at the earliest until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from our IPO. We have selected December 31 as our fiscal year end.

For the three months ended September 30, 2023, we had a net income of $1,244,832, which consisted of interest earned on trust account of $2,106,298, offset by formation and operating costs $861,466.

For the nine months ended September 30, 2023, we had a net income of $3,674,012, which consisted of interest earned on trust account of $5,701,602, offset by formation and operating costs $2,027,590.

For the three months ended September 30, 2022, we had a net income of $442,827, which consisted of interest earned on trust account of $742,534, offset by formation and operating costs $299,707.

For the nine months ended September 30, 2022, we had a net loss of $314,477, which included formation and operating costs of $1,170,196, offset by interest earned on trust account of $855,719.

Proposed Business Combination

Business Combination Agreement

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

On September 8, 2023, Mountain, FCB and BP entered into an amendment to the Business Combination Agreement to amend certain conditions to the closing of the Business Combination. On October 26, 2023, Mountain, FCB and BP entered into an Amended and Restated Business Combination Agreement (the “A&R Business Combination Agreement”). The A&R Business Combination Agreement, among others, amends certain closing conditions relating to the financial requirements that must be satisfied to complete the Business Combination with the objective to enhance structural flexibility. The previous minimum cash condition, designated to cover expenses, has been adjusted to require that the a newly-formed Netherlands private limited liability company to be renamed Barça Media (“TopCo”) has not less than €90 million in cash at closing of the Business Combination, which will be reduced by any cash received by FCB in connection with the contemplated transactions, and will be measured prior to the payment of any transaction expenses. The minimum proceeds condition (i.e., the requirement that FCB or its affiliates receive €40 million) can now be met through various sources, and is only required to be satisfied as of the closing of the business combination. Furthermore, FCB’s previous unilateral termination right has been removed. As amended, the A&R Business Combination Agreement provides for a termination right by FCB if funding of €40 million has not been received or committed by December 31, 2023.

There can be no assurance that additional third-party funding necessary to satisfy the Proceeds Condition will be obtained by the Proceeds Condition Deadline. Furthermore, until the Proceeds Condition is satisfied, FCB may, in its sole and absolute discretion, terminate the Business Combination Agreement at any time.

Please see Item 1A “Risk Factors” below for further disclosure on risks related to the Business Combination and Note 9 “Subsequent Events” above for further information. The Business Combination is described in more detail in the Company’s Current Report on Form 8-K, filed on August 11, 2023 (Acc. No. 0001104659-23-090538) and the Company’s Current Report on Form 8-K, filed on September 8, 2023 (File No. 001-41021).

Related Agreements

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

On August 11, 2023, LIBERO, Orpheus, Blaugrana, BP and the Company entered into definitive agreements, pursuant to which, among other things, LIBERO has agreed to purchase, and Orpheus and Blaugrana have agreed to sell, 294 ordinary shares of Bridgeburg that are owned by Orpheus and Blaugrana in exchange for cash payments by LIBERO to BP in an amount equal to approximately (i) €20 million ($21.2 million) in the aggregate on or before August 11, 2023, but not before the execution of the Business Combination Agreement and (ii) €20 million ($21.2 million) in the aggregate on or before August 21, 2023.

On August 11, 2023, a holding company advised by NIPA Capital B.V. (“Holding”), Orpheus, Blaugrana, BP and the Company entered into definitive agreements, pursuant to which, among other things, Holding has agreed to purchase, and Orpheus and Blaugrana have agreed to sell, 590 ordinary shares of Bridgeburg in the aggregate that are owned by Orpheus and Blaugrana in exchange for cash payments by Holding directly to BP in an amount equal to approximately €20 million ($21.2 million) on August 11, 2023 and the assumption by Holding of Orpheus’ obligation (pursuant to that certain sale and purchase agreement, dated August 11, 2022, between Orpheus and BP) to pay €30 million ($21.2 million) to BP on June 15, 2024 and €30 million ($31.8 million) to BP on June 15, 2025. In connection with and subject to the closing of the Business Combination, Holding will also purchase from the Sponsor 5,750,000 warrants to purchase ordinary shares of TopCo and 2,537,500 ordinary shares of TopCo.

On August 11, 2023, the Company and PRIMARY metaverse d.o.o., a limited liability company organized in Croatia (the “Consultant”) entered into the consulting agreement, pursuant to which, among other things, the Consultant agreed to provide the Company with support in identifying third-party investors to backstop or assume certain payment obligations of Orpheus and Socios Deportes Services, S.L., for which the Consultant will be paid a fee of €4.1 million ($4.3 million). As a result of the Consultant’s efforts to identify third-party investors, LIBERO, the Sponsor and a guarantor (the “Guarantor”) entered into the Backstop Agreement, pursuant to which, in exchange for certain warrants the Sponsor will provide to the Guarantor and the Consultant, the Guarantor will pay any remaining balance of the Secondary Payment Amount (as defined in the Backstop Agreement) outstanding as of August 21, 2023, so long as the Company and BP have entered into and publicly announced a business combination agreement.

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

Liquidity, Capital Resources and Going Concern

Our liquidity needs up to September 30, 2023 have been satisfied through the payment of certain offering costs by the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000. As of September 30, 2023, we had $91,629 in our operating bank account, and a working capital deficit of $5,458,434.

In addition, in order to finance transaction costs in connection with the Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans, as defined below (see Note 5). As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. In addition, we have until March 9, 2024 to consummate a Business Combination. Management considers that liquidity and capital resources available might not be sufficient to operate through March 9, 2024. Also, it is uncertain that we will be able to consummate a Business Combination by this date. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Support Agreement

Commencing on November 5, 2021, we agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2023, we had incurred $30,000 and $90,000 of administrative support expense pursuant to this agreement. For the three and nine months ended September 30, 2022, we had incurred $30,000 and $90,000 of administrative support expense pursuant to this agreement.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, as of September 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of shares. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income (loss) per ordinary share is computed by dividing the pro rata net income (loss) between our Class A ordinary shares and our Class B ordinary shares by the weighted average number of shares of ordinary shares outstanding for each of the periods. The calculation of diluted income (loss) per share of ordinary shares does not consider the effect of the warrants issued in connection with our IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of September 30, 2023 and December 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. We have not adopted this guidance as of September 30, 2023.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As previously discussed in the form 10-K for the year ended December 31, 2022, management identified material weaknesses related to errors in accounting for exercise of the over-allotment option, lack of management review controls and timely account-level reconciliations, as well as lack of controls to assure proper searches for possible undisclosed related parties and/or related party transactions between our sponsor, members of management and/or other insiders acting on behalf, and for the benefit of our Company. These material weaknesses remained non remediated as of September 30, 2023.

Management plans to enhance internal controls and procedures, including enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.

Changes in Internal Control over Financial Reporting

Other than identified above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

Completion of the Business Combination is subject to the satisfaction or waiver of a number of conditions as set forth in the A&R Business Combination Agreement, including shareholder approvals, a proceeds condition and other closing conditions. There can be no assurance that the conditions to completion of the Business Combination will be satisfied or waived. In addition, each of the Company and FCB may unilaterally terminate the Business Combination Agreement under certain circumstances set forth in the Business Combination Agreement, and the Company and FCB may agree at any time to terminate the A&R Business Combination Agreement. In particular, FCB may terminate the A&R Business Combination Agreement if funding of €40 million has not been received by or committed to FCB by December 31, 2023. The ability of the Company to issue equity or obtain financing in connection with the Business Combination or in the future is also uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†

Business Combination Agreement, dated as of August 11, 2023, by and among Futbol Club Barcelona, Barça Produccions S.L., and Mountain & Co. I Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on August 11, 2023)

2.2

Amendment No. 1, dated September 8, 2023, to the Business Combination Agreement by and among Futbol Club Barcelona, Barça Produccions S.L., and Mountain & Co. I Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on September 8, 2023)

3.1

Amendment to the Amended and Restated Memorandum and Articles of Association of the Company. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on September 18, 2023)

10.1*

Forward Purchase Agreement, dated as of July 31, 2023, by and among Mountain & Co. I Acquisition Corp., Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on August 4, 2023)

10.2*

Subscription Agreement, dated as of July 31, 2023, by and among Mountain & Co. I Acquisition Corp., Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on August 4, 2023)

10.3*

Sponsor Support Agreement, dated as of August 11, 2023, by and among Mountain & Co. I Sponsor LLC, certain other holders set forth on Schedule I thereto, Mountain & Co. I Acquisition Corp. and Barça Produccions S.L. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on August 11, 2023)

10.4*

Shares Sale and Purchase Agreement, dated as of August 11, 2023, by and among Blaugrana Invest, S.à.r.l., LIBERO Football Finance AG, Barça Produccions S.L., and Mountain & Co. I Acquisition Corp. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on August 11, 2023)

10.5*

Shares Sale and Purchase Agreement, dated as of August 11, 2023, by and among Orpheus Media, S.L., LIBERO Football Finance AG, Barça Produccions S.L., and Mountain & Co. I Acquisition Corp. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on August 11, 2023)

10.6*

Shares Sale and Purchase Agreement, dated as of August 11, 2023, by and among Blaugrana Invest, S.à.r.l., [redacted], Barça Produccions S.L., and Mountain & Co. I Acquisition Corp. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on August 11, 2023)

10.7*

Shares Sale and Purchase Agreement, dated as of August 11, 2023, by and among Orpheus Media, S.L., [redacted], Barça Produccions S.L., and Mountain & Co. I Acquisition Corp. (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on August 11, 2023)

10.8*

Consulting Agreement, dated as of August 11, 2023, by and between Mountain & Co. I Sponsor LLC and PRIMARY metaverse d.o.o. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on August 11, 2023)

No.	Description of Exhibit
10.9

Amendment No. 2 to Investment Management Trust Agreement, dated November 4, 2021, as amended by Amendment No. 1 dated February 6, 2023. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on September 18, 2023)

10.10

Amended and Restated Promissory Note issued to the Sponsor. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on September 18, 2023)

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

*

Certain portions of this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv) of Regulation S-K. The Registrant agrees to furnish supplementally an unredacted copy of such an exhibit to the SEC upon its request.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2023

MOUNTAIN & CO. I ACQUISITION CORP.

By:	/s/ Alexander Hornung
Name:	Alexander Hornung
Title:	Chief Financial Officer