Form 10-K
period 2023-12-31
Mountain & Co. I Acquisition Corp.
filed 2024-05-23
CIK 1856995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrants Class A ordinary shares held by non-affiliates as of June 30, 2023 (the last business day of its most recently completed second fiscal quarter) was $132,899,613.44.

As of May 22, 2024, 13,854,772 Class A ordinary shares, par value $0.0001 per share, and 275,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 may include, for example, statements about:

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

Extension and Redemptions

On February 6, 2023, we held an extraordinary general meeting of shareholders, where our shareholders approved a special resolution (the “First Extension Amendment Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from February 9, 2023 to November 9, 2023 (the “First Extension”), the date by which the Company must consummate an initial business combination.

In connection with the vote to approve the First Extension Amendment Proposal, shareholders holding 10,784,962 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $113.0 million (approximately $10.48 per share) was removed from the trust account to pay such redeeming holders.

On September 14, 2023, we held an extraordinary general meeting of shareholders, where our shareholders approved a special resolution (the “Second Extension Amendment Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from November 9, 2023 to March 9, 2024 (the “Second Extension”), the date by which the Company must consummate an initial business combination.

In connection with the vote to approve the Second Extension Amendment Proposal, shareholders holding 701,973 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $7.8 million (approximately $11.05 per share) was removed from the trust account to pay such redeeming holders.

On March 8, 2024, we held an extraordinary general meeting of shareholders, where our shareholders approved a special resolution (the “Third Extension Amendment Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from March 9, 2024 to November 9, 2024 (the “Third Extension”), the date by which the Company must consummate an initial business combination.

In connection with the vote to approve the Third Extension Amendment Proposal, shareholders holding 3,133,293 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $35.8 million (approximately $11.42 per share) was removed from the trust account to pay such redeeming holders.

Proposed Initial Business Combination

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

On September 8, 2023, Mountain, FCB and BP entered into an amendment to the Business Combination Agreement to amend certain conditions to the closing of the Business Combination. On October 26, 2023, Mountain, FCB and BP entered into an Amended and Restated Business Combination Agreement (the “A&R Business Combination Agreement”). The A&R Business Combination Agreement, among others, amends certain closing conditions relating to the financial requirements that must be satisfied to complete the Business Combination with the objective to enhance structural flexibility. The previous minimum cash condition, designated to cover expenses, has been adjusted to require that the a newly-formed Netherlands private limited liability company to be renamed Barça Media (“TopCo”) has not less than €90 million in cash at closing of the Business Combination, which will be reduced by any cash received by FCB in connection with the contemplated transactions, and will be measured prior to the payment of any transaction expenses. The minimum proceeds condition (i.e., the requirement that FCB or its affiliates receive €40 million) can now be met through various sources, and is only required to be satisfied as of the closing of the business combination. Furthermore, FCB’s previous unilateral termination right has been removed. As amended, the A&R Business Combination Agreement provides for a termination right by FCB if funding of €40 million has not been received or committed by December 31, 2023 (the “Proceeds Condition Deadline”).

No additional third-party funding necessary to satisfy the Proceeds Condition was obtained by the Proceeds Condition Deadline. Until the Proceeds Condition is satisfied, FCB may, in its sole and absolute discretion, terminate the Business Combination Agreement at any time.

Please see Item 1A “Risk Factors” above for further discussion of risks related to the Business Combination.

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

We have up to November 9, 2024 to consummate an initial business combination.

In connection with the Second Extension, our sponsor agreed to advance to us (i) $300,000 to be deposited in the trust account on or before September 9, 2023 (which was deposited before September 9, 2023), and (ii) commencing on September 9, 2023, $300,000 for each subsequent calendar month, or portion thereof, that we require to complete a business combination, to be deposited in the trust account on or before the 9th day of each calendar month. On September 14, 2023, we amended and restated that certain promissory note, dated February 6, 2023 (the “Promissory Note” and, as amended and restated, the “Amended and Restated Note”) previously issued by us to our sponsor to increase the maximum principal amount thereof from up to $3,780,000 to up to $4,740,000 in respect of such advances and our sponsor has waived any and all rights to the monies held in the trust account with respect to those advances. The Amended and Restated Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company. At the option of the Sponsor, up to $1,500,000 of the loan would be convertible into warrants identical to the Company’s private placement warrants, at $1.00 per warrant. Any amendments to the Amended and Restated Note and the loan may be made with the written consent of the Sponsor and the Company. For example, if we determine that we no longer expect to complete a business combination within the prescribed time frame, the Sponsor and the Company may agree to discontinue such loans. Subsequent to and in connection with the Second Extension, payments of $300,000 for each calendar month commencing September 2023 and ending February 2024, or $1.8 million in the aggregate, were deposited into the Trust Account. The aggregate deposit included $1.2 million for the four calendar months ended February 2024, loaned to the Company by several accredited investors in a private financing transaction that closed during the period from February 20, 2024 to February 23, 2024 (the “Financing”). In connection with the Financing, the Company issued to each investor a convertible promissory note (each such note, a “Financing Convertible Note”) evidencing the outstanding balance under such investor’s loan.

In connection with the Third Extension, third-party investors are expected to advance to the Company (i) $160,000, to be deposited in the Company’s trust account (the “Trust Account”) on or about March 9, 2024, and (ii) $160,000 for each subsequent calendar month, or portion thereof, that the Company requires to complete a business combination until the end of the Third Extension, to be deposited in the Trust Account on or before the 9th day of each calendar month. As of the date of this annual report on Form 10-K, none of these monthly payments of $160,000 have been deposited in the Trust Account. There can be no assurance that advances for subsequent such calendar months will be made.

During the period from March 19, 2024 to March 21, 2024, the Company issued to certain third-party investors a convertible promissory note (each, a “Convertible Note”) evidencing working capital loans made by such investors to the Company in an aggregate of $139,000. The investors waived any and all rights to the monies held in the Trust Account with respect to their loans. The principal balance of each Convertible Note will be repayable by the Company on the earlier of (such date, the “Maturity Date”), (i) the date on which the Company consummates its initial business combination, and (ii) the date of the liquidation of the Company; provided, however, that if an initial business combination is not consummated, the Convertible Note will not be repaid and all amounts owed thereunder will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Each Convertible Note bears non-compounding interest at a rate per annum of 8% of the unpaid principal balance under such Convertible Note, which is payable upon the Maturity Date. Each investor may, at its option, convert any unpaid principal balance and accrued interest under its Convertible Note, subject to and following the Maturity Date, into that number of ordinary shares of the post-business combination combined company equal to the principal amount of and accrued interest on the Convertible Note so converted multiplied by 0.3 (rounded down to the nearest whole share). The conversion shares will be entitled to the registration rights set forth in that certain Registration Rights Agreement, entered into by the Company and the parties thereto, in connection with the Company’s initial public offering and attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2021.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 9, 2024, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 2,878,266, or 25.0%, of the 11,513,065 public shares issued and outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution passed by the affirmative vote of shareholders holding a majority of not less than two thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. Additionally, each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 9, 2024, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until November 9, 2024.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have until November 9, 2024 to consummate an initial business combination. If we have not consummated an initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and our officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by November 9, 2024, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by November 9, 2024, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Completion of the Business Combination is subject to the satisfaction or waiver of a number of conditions as set forth in the A&R Business Combination Agreement, including shareholder approvals, a proceeds condition and other closing conditions. There can be no assurance that the conditions to completion of the Business Combination will be satisfied or waived. In addition, each of the Company and FCB may unilaterally terminate the Business Combination Agreement under certain circumstances set forth in the Business Combination Agreement, and the Company and FCB may agree at any time to terminate the A&R Business Combination Agreement. In particular, FCB may terminate the A&R Business Combination Agreement because funding of €40 million had not been received by or committed to FCB by December 31, 2023. The ability of the Company to issue equity or obtain financing in connection with the Business Combination or in the future is also uncertain.

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

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

As described elsewhere in this Annual Report, we identified material weaknesses in our internal control over financial reporting related to errors in accounting for complex financial instruments, internal control over fair value measurements, review controls over accrued expenses and operating expenses, and controls needed to conduct proper searches for possible undisclosed related parties and/or related party transactions. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have and continue to take steps to remediate material weaknesses described above, but there is no assurance that any remediation efforts will ultimately have the intended effects.

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

There are no assurances that the Third Extension will enable us to complete an initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.30 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We have held an extraordinary general meeting to amend, by way of special resolution, the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination from March 9, 2024 to November 9, 2024. Even though the Third Extension was approved, the Company can provide no assurances that an initial business combination will be consummated prior to the Third Extension. Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or an escalation in the current conflict between Russia and Ukraine and in the middle East, could lead to disruption, instability and volatility in the global markets. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law, in which case our public shareholders may only receive $10.30 per share, or less than such amount in certain circumstances, and our warrants will expire worthless. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.30 per public share, or less than $10.30 per public share, on the redemption of their shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per public share” and other risk factors herein.

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

As of the day of this Annual Report, our initial shareholders owned 275,000 Class B ordinary shares and 5,475,000 Class A ordinary shares. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval by way of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our initial shareholders’ founder shares, we would need 1,314,887, or 15.7%, of the 8,379,772 public shares (13,854,772 public shares less the 5,475,000 public shares held by our initial shareholders) issued and outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution passed by the affirmative vote of shareholders holding a majority of not less than two thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. In connection with the vote to approve the First Extension Amendment Proposal, shareholders holding 10,784,962 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $113.0 million (approximately $10.48 per share) was removed from the trust account to pay such redeeming holders. In connection with the vote to approve the Second Extension Amendment Proposal, shareholders holding 701,973 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $7.8 million (approximately $11.05 per share) was removed from the trust account to pay such redeeming holders. If a large number of shares are submitted for redemption in connection with the vote to approve the initial business combination, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

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

The requirement that we consummate an initial business combination by November 9, 2024 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by November 9, 2024. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by November 9, 2024, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by November 9, 2024, with respect to such Class A ordinary shares so redeemed. In no other circumstances a public shareholder has any right or interest of any kind in the trust account. Holders of warrants do not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot guarantee that our securities will continue to be listed on Nasdaq in the future. In order to continue listing our securities on Nasdaq, we must maintain market value of listed securities ($50 million), a minimum number of publicly held shares (1.1 million), a minimum market value of publicly held securities ($15 million), a minimum number of holders of our securities (generally 400 public holders) and have at least four registered and active market makers. Additionally, in connection with our initial business combination, we expect to be required to demonstrate compliance with the initial listing requirements of Nasdaq or another national securities exchange, which are generally more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. On October 9, 2023, we received a notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq indicating that the Company was no longer in compliance with Nasdaq Listing Rule 5450(a)(2), which requires a minimum of 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Public Holders Rule”). Although the Company submitted a compliance plan within the specified period and received an extension of up to 180 calendar days to regain compliance with the Minimum Public Holders Rule, there can be no assurance that we will be able to regain compliance with the minimum requirements of the Minimum Public Holders Rule or will otherwise be in compliance with other Nasdaq listing criteria.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by November 9, 2024, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.30 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement we entered into concurrently with our IPO, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.30 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.30 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

The SEC has recently issued final rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Final Rules may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On January 24, 2024, the SEC adopted final rules (the “SPAC Rules”) relating, among other things, to disclosures in SEC filings in connection with Business Combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; and the use of projections by SPACs in SEC filings in connection with proposed Business Combination transactions. SPACs will be required to comply with the SPAC Rules beginning July 1, 2024. In connection with the issuance of the SPAC Rules, the SEC also issued guidance (the “SPAC Guidance”) regarding the potential liability of certain participants in business combination transactions and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The need for compliance with the SPAC Rules and the SPAC Guidance may cause us to liquidate the Company at an earlier time than we might otherwise choose. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rules, the SPAC Guidance, or pursuant to the SEC’s views expressed in the SPAC Rules, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rules and the SPAC Guidance may cause us to liquidate the Company at an earlier time than we might otherwise choose. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

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

As described further above, the SPAC Guidance relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder.

Because the SPAC Guidance is fact-specific, there remains uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours. To mitigate the risk that we may be deemed to have been operating as an unregistered investment company, the Company previously converted all of the investments in the Trust Account into cash in an interest-bearing deposit account with a financial institution in the United States. If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements and we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. The SEC has, in the past year, adopted certain rules and may, in the future adopt other rules, which may have a material effect on our activities and on our ability to consummate an initial business combination, including the SPAC Final Rules described above.

If we have not consummated an initial business combination by November 9, 2024, our public shareholders may be forced to wait beyond such period before redemption from our trust account.

If we have not consummated an initial business combination by November 9, 2024, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond November 9, 2024 from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. investor in our Class A ordinary shares or warrants, the U.S. investor may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of our IPO prospectus captioned “Taxation - United States Federal Income Tax Considerations - Passive Foreign Investment Company Rules”). Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty. In addition, it is possible that the start-up exception will not be available due to the structure or timing of our business combination, which is not yet known. Therefore, there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ending on December 31, 2023 or our current or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our 2021 taxable year). A U.S. shareholder (but not warrant holder) may be able to mitigate the adverse U.S. federal income tax consequences under the PFIC rules by making a timely “qualified electing fund” (“QEF”) election with respect to our Class A ordinary shares to include in income the U.S. shareholder’s pro rata share of our earnings on a current basis, whether or not they are distributed. Upon request, we will endeavor to provide to a U.S. investor a PFIC Annual Information Statement (which we may post on our website) in order to enable the U.S. investor to make and maintain a QEF election. However, there can be no assurance that we will timely provide the required information to make a QEF election for any taxable year, and such election would be unavailable with respect to our warrants in all cases. U.S. investors should consult their tax advisers regarding the possible application of the PFIC rules, and the advisability of making timely QEF elections for the first taxable year of their ownership of our Class A ordinary shares. For a more detailed explanation of the tax consequences of PFIC classification to U.S. investors, see the section of our IPO prospectus captioned “Taxation - United States Federal Income Tax Considerations - Passive Foreign Investment Company Rules.”

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

If we do not consummate an initial business by November 9, 2024, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 28-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

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

As of the day of this Annual Report, our sponsor owned 275,000 Class B ordinary shares and 4,925,000 Class A ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any additional units or if our sponsor purchases any additional Class A ordinary shares from the open market or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our Board of directors, whose members were appointed by our sponsor, is divided into three classes, each of which generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C.Cybersecurity

We are a blank check company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. We have no significant operations. Therefore, while management monitors our exposure to cybersecurity risk, we have not adopted specific processes for assessing and managing such risk. The audit committee is generally responsible to discuss with management any significant risks or exposures, and as necessary report such risks or exposures to our board of directors. We have not encountered any cybersecurity incidents since our initial public offering. However, sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure could lead to corruption or misappropriation of proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. See Item 1A. Risk Factors, “Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss” of this Annual Report for a discussion of cybersecurity-related risks.

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

(b) Holders

On May 22, 2024, there was one holder of record of our units, one holder of record of our Class A ordinary shares, seven holders of our Class B ordinary shares and one holder of record of our warrants.

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

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On April 23, 2021, Mountain & Co. Sponsor One LLP, an affiliate of our company, paid $25,000, or approximately $0.003 per share, to cover certain of our expenses in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On July 13, 2021, 1,437,500 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. On July 28, 2021, Mountain & Co. Sponsor One LLP transferred 5,750,000 Class B ordinary shares to our sponsor in exchange for $25,000, or approximately $0.004 per share. On August 23, 2021, our sponsor transferred 550,000 Class B ordinary shares to Prof. Dr. Utz Claassen, 25,000 Class B ordinary shares to Winston Ma and 20,000 Class B ordinary shares each to Dr. Cornelius Boersch, Daniel Wenzel, Alexander Hornung, Miles Gilburne and Dr. Phillip Rösler. On March 5, 2024, Sponsor and Prof. Dr. Utz Claassen instructed Continental Stock Transfer & Trust Company, the Company’s transfer agent, to convert an aggregate of 5,475,000 Class B ordinary shares of the Company into Class A ordinary shares of the Company on a one-for-one basis, pursuant to the Company’s Amended and Restated Memorandum and Articles of Association. As a result, our sponsor now owns 275,000 founder shares and 4,925,000 Class A ordinary shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Extension and Redemptions

On February 6, 2023, we held an extraordinary general meeting of shareholders, where our shareholders approved a special resolution to amend the Company’s amended and restated memorandum and articles of association to (i) extend from February 9, 2023 to November 9, 2023, the date by which the Company must consummate an initial business combination.

In connection with the vote to approve the First Extension Amendment Proposal, shareholders holding 10,784,962 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $113.0 million (approximately $10.48 per share) was removed from the trust account to pay such redeeming holders.

On September 14, 2023, we held an extraordinary general meeting of shareholders, where our shareholders approved a special resolution to amend the Company’s amended and restated memorandum and articles of association to (i) extend from November 9, 2023 to March 9, 2024, the date by which the Company must consummate an initial business combination.

In connection with the vote to approve the Second Extension Amendment Proposal, shareholders holding 701,973 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $7.8 million (approximately $11.05 per share) was removed from the trust account to pay such redeeming holders.

On March 8, 2024, we held an extraordinary general meeting of shareholders, where our shareholders approved a special resolution to amend the Company’s amended and restated memorandum and articles of association to (i) extend from March 9, 2024 to November 9, 2024, the date by which the Company must consummate an initial business combination.

In connection with the vote to approve the Third Extension Amendment Proposal, shareholders holding 3,133,293 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $35.8 million (approximately $11.42 per share) was removed from the trust account to pay such redeeming holders.

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

On February 6, 2023, we held an extraordinary general meeting of shareholders, where our shareholders approved a special resolution (the “First Extension Amendment Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from February 9, 2023 to November 9, 2023 (the “First Extension”), the date by which the Company must consummate an initial business combination.

In connection with the vote to approve the First Extension Amendment Proposal, shareholders holding 10,784,962 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $113.0 million (approximately $10.48 per share) was removed from the trust account to pay such redeeming holders.

On September 14, 2023, we held an extraordinary general meeting of shareholders, where our shareholders approved a special resolution (the “Second Extension Amendment Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from November 9, 2023 to March 9, 2024 (the “Second Extension”), the date by which the Company must consummate an initial business combination.

In connection with the vote to approve the Second Extension Amendment Proposal, shareholders holding 701,973 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $7.8 million (approximately $11.05 per share) was removed from the trust account to pay such redeeming holders.

On March 8, 2024, we held an extraordinary general meeting of shareholders, where our shareholders approved a special resolution to amend the Company’s amended and restated memorandum and articles of association to (i) extend from March 9, 2024 to November 9, 2024, the date by which the Company must consummate an initial business combination.

In connection with the vote to approve the Third Extension Amendment Proposal, shareholders holding 3,133,293 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $35.8 million (approximately $11.42 per share) was removed from the trust account to pay such redeeming holders.

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

As previously disclosed, on October 9, 2023, the Company received a notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was no longer in compliance with Nasdaq Listing Rule 5450(a)(2), which requires a minimum of 400 total holders for continued listing on The Nasdaq Global Market (the “Minimum Public Holders Rule”).

On April 13, 2024, the Company submitted an application to transfer its securities from The Nasdaq Global Market to The Nasdaq Capital Market.

On April 25, 2024, the Company received a letter from the Staff granting the Company’s request for transfer to The Nasdaq Capital Market. The Company’s securities were transferred to The Nasdaq Capital Market at the opening of business on April 29, 2024.

Results of Operations

As of December 31, 2023, we had not commenced any operations. All activity for the year ended December 31, 2023 relates to our formation and IPO. We will not generate any operating revenues at the earliest until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from our IPO. We have selected December 31 as our fiscal year end.

For the year ended December 31, 2023, we had a net income of $4,708,126, which consisted of interest earned on trust account of $7,111,024, offset by formation and operating costs $2,402,898.

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

Please see Item 1A “Risk Factors” above for further disclosure on risks related to the Business Combination. The Business Combination is described in more detail in the Company’s Current Report on Form 8-K, filed on August 11, 2023 (Acc. No. 0001104659-23-090538) and the Company’s Current Report on Form 8-K, filed on September 8, 2023 (File No. 001-41021).

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

Liquidity, Capital Resources and Going Concern

Our liquidity needs up to December 31, 2023 have been satisfied through the payment of certain offering costs by the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000. As of December 31, 2023, we had $68,536 in our operating bank account, and a working capital deficit of $6,133,742.

In addition, in order to finance transaction costs in connection with the Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans, as defined below (see Note 5). As of December 31, 2023 and December 31, 2022, there were no amounts outstanding under Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. In addition, we have until November 9, 2024 to consummate a Business Combination. Management considers that liquidity and capital resources available might not be sufficient to operate through November 9, 2024. Also, it is uncertain that we will be able to consummate a Business Combination by this date. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company.

We have determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, in addition to potential liquidity and capital shortage raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Support Agreement

Commencing on November 5, 2021, we agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. The Company has incurred $120,000 and $120,000 of administrative support expense pursuant to this agreement for the year ended December 31, 2023 and December 31, 2022, respectively.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, as of December 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of shares. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income (loss) per ordinary share is computed by dividing the pro rata net income (loss) between our Class A ordinary shares and our Class B ordinary shares by the weighted average number of shares of ordinary shares outstanding for each of the periods. The calculation of diluted income (loss) per share of ordinary shares does not consider the effect of the warrants issued in connection with our IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of December 31, 2023 and December 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. We have not adopted this guidance as of December 31, 2023.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures. Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to errors in accounting for exercise of the over-allotment option, lack of management review controls and timely account-level reconciliations, as well as lack of controls to assure proper searches for possible undisclosed related parties and/or related party transactions between our sponsor, members of management and/or other insiders acting on behalf, and for the benefit of our Company.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to material weaknesses related to defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) related to errors in accounting for exercise of the over-allotment option, lack of management review controls and timely account-level reconciliations, as well as lack of controls to assure proper searches for possible undisclosed related parties and/or related party transactions between our sponsor, members of management and/or other insiders acting on behalf, and for the benefit of our Company.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding accounting questions. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Dr. Cornelius Boersch	55	Chief Executive Officer and Director
Daniel Wenzel	45	Chief Investment Officer
Alexander Hornung	29	Chief Financial Officer
Dr. Thomas Middelhoff	71	Chief Strategy Officer
Prof. Dr. Utz Claassen	60	Chief Operating Officer and Director
Miles Gilburne	73	Director
Winston Ma	50	Director
Dr. Phillip Rösler	51	Director

Dr. Cornelius Boersch

Dr. Cornelius Boersch is our Chief Executive Officer and a non-independent member of our Board. Dr. Boersch is the founder of MP and has been an entrepreneur, investor and founder of numerous technology companies for the past 25 years. Dr. Boersch founded his first company in 1991 and developed it into the smart card broker and RFID-producer ACG AG (1995) and successfully listed it on the Frankfurt Stock Exchange in 1999. The company grew to a market cap of over €1 billion. Subsequently, Dr. Boersch initiated the development of further RFID-based companies, such as Smartrac (IPO in 2006), and NASDAQ-listed Identiv. Since founding MP, Dr. Boersch focused on investments in, and the development of, high growth internet and technology companies. Dr. Boersch was named Entrepreneur of the Year 2000, European Business Angel of the Year 2009 and is currently one of the most active and highly-recognized business angels in Europe. From 2015 to 2023, his personal investments have been co-financed by the European Investment Fund on a 1:1 co-investment basis. The European Investment Fund has allocated €800 million to its co-investment program with approximately 120 carefully selected investors, of which Dr. Boersch, with more than 50 investments in 44 technology companies to his name, is currently the largest. In the course of his career, he has led 12 IPOs, over 50 trade sales and has been involved in more than 350 tech investments. Notable investments include Alando, Lieferando, Autoscout, Immoscout, Secusmart, Rebuy, Ciao, Bab.la, Shirtinator, Exasol, Wefox, Lingoda, Flash Coffee, fayteq and Kavak, amongst many others. He studied at the European Business School in Oestrich-Winkel and earned his Ph.D. from the University of Duisburg in Essen.

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

Alexander Hornung

Alexander Hornung has served as our Chief Financial Officer since our inception. Between 2018 and 2023, Mr. Hornung held different positions at Mountain Partners AG, a global venture capital and private equity firm. At Mountain Partners, Mr. Hornung’s positions included co-founder and Director of a special opportunity investment vehicle for co-investments with Dr. Cornelius Boersch, Europe’s most active tech investor, backed by the European Investment Bank, as well as Director of Mountain Southeast Asia Pte. Ltd., which holds and manages the Asian TMT portfolio of the Mountain Partners Group, and since 2020 Managing Director of Growth Equity. In these roles, Mr. Hornung’s responsibilities included investment negotiation, portfolio management, budget planning, audit and financial reporting, investor relations (incl. AML). His particular focus was on the internationalization of technology companies between Europe, Asia and the Americas.

Mr. Hornung has a Bachelor of Laws (LL.B.) from the European Business School (2016), a Master in Business for Legal Professionals (MiB) from the European Business School (2017), and a Master of Economics and Managemment (focus on China Studies) from the Yenching Academy at Peking University (2018).

Dr. Thomas Middelhoff

Dr. Thomas Middelhoff currently serves as the Chief Strategy Officer of the Company, a position he has held since 2023. Dr. Thomas Middelhoff is an experienced media executive, investment professional and entrepreneur, having served in key management positions across various companies with a global footprint. Dr. Middelhoff served in various capacities at global media conglomerate Bertelsmann beginning in 1986 and including as CEO of Bertelsmann from 1998 to 2002. During his tenure, he was among other things responsible for Bertelsmann’s investment of $50 million in AOL and the subsequent divestment in AOL, yielding a return of more than $6 billion, for the acquisition of Random House, the biggest book publisher at that time and for the creation of RTL Group, the biggest European TV company, in various subsequent transactions. Dr. Middelhoff served as director of the board of several media and telecommunication companies, including AOL Time Warner, New York Times, Vivendi, Barnes & Nobles, Napster, Metro AG, and as Chairman of RTL Group and Thomas Cook Group. After his departure from Bertelsmann, Dr. Middelhoff served as Partner at Investcorp. overseeing the group’s European investment activities from London. He later became Chairman and CEO of Arcandor and served in that capacity from 2004 to 2009. In 2014, Dr. Middelhoff, in connection with the misuse of corporate aircraft and the expensing of a commemorative publication, was convicted in Germany of breach of trust and related tax evasion with total damages being ultimately determined by the German court to be less then EUR 500,000. In 2015, Dr. Middelhoff filed for personal insolvency. Dr. Middelhoff studied business economics and received his PhD from Westfälische Wilhelms-Universität Münster.

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

Winston Ma, CFA

Winston Ma, an independent non-executive member of our board of directors, and, since 2019 an adjunct professor at New York University (NYU) School of Law. He is a former Managing Director and Head of North America office for China Investment Corporation (“CIC”), where he had senior roles in about $20 billion cross-border investments. Mr. Ma set up West Summit (Huashan) Capital in 2010, CIC’s first overseas tech investment, whose notable investments included twitch and unity. Being an investor, attorney, author, and adjunct professor in the global digital economy, Mr. Ma’s expertise lies in in the global digital economy, cross border investments, and multinational law and policy. Before joining CIC, Mr. Ma held positions as a corporate lawyer at Davis Polk Wardwell LLP and as an investment banker at J.P. Morgan.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2023 there were no delinquent filers.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation

Dr. Cornelius Boersch	Mountain Alliance AG	Investment Company	President of the Board
	Mountain Partners AG	Investment Company	President of the Board
	Mountain & Co. I Sponsor LLC	Investment Company	Director
	Conny & Co. AG	Investment Company	President of the Board
	Conny & Co. Advisory AG	Financial Services	President of the Board
	Digital Transformation AG	Investment Company	Vice President of the Board
	Unternehmertag AG	Financial Services	President of the Board
	FA International AG	Insurance Company	President of the Board
	Guestready AG		Member of the Board of Directors
	ABT SE	Automotive Technology	Director
	Faarms Global Ventures Pte. Ltd.	E-Commerce	Non-Executive Chairman of the Board
	Conny & Co. Advisory S.à r.l.	Financial Services	Executive member of the Board
	Secanda AG	Smart Card Systems	Director
	Best Catch Digital AG	Investment Company	President of the Board
	Mountain Sustainable Investments AG	Investment Company	Director
	Delivery Glider AG	Drone Technology	Director
	Destinus SA	Transportation Technology	Director

Daniel Wenzel	Mountain Partners AG	Investment Company	Founder and Chief Operating Officer
	Mountain Capital Management AG	Venture Capital	Director
	Mountain Alliance AG	Investment Company	Director
	BH Capital Management AG	Financial Services	Member-Supervisory Board
	Illimani Holding AG	Financial Services	Director
	Rosenberg Venture AG	Fund Management	Director
	Fichtelberg Wasserkraft Holding AG	Asset Management	Director
	Identiv Inc.	Physical and Digital Security	Director
	Angelgate AG	Venture Capital	Director
	Mountain Sustainable Investments AG	Investment Company	Director
	Ergonomics AG	IT Solutions	Director
	Cloe Holdings Private Limited	E-commerce and Consumer Tech	Director

Individual	Entity	Entity’s Business	Affiliation

	Sandpiper Digital Payments AG	Digital Payments	Director
	Mountain Technology AG	Holding Company	Director
	Taishan Invest AG	Venture Capital	Director
	Mountain Management S.à.r.l.	Investment and Financial	Director
	Caldenhof Management AG	Holding Company	Director
Alexander Hornung	Digital Services SG Four Pte. Ltd.	Digital Services Company	Director
	LatAm Beverage Logistics Holding Inc.	Logistics Company	Director
	LatAm Beverage Logistics II LLC	Logistics Company	Director
Prof. Dr. Utz Claassen	Syntellix AG	Medical Technology	Chairman, Chief Executive Officer and Chief Disruption Officer
	Syntellix Asia Pte. Ltd.	Medical Technology	Executive Chairman and Chief Executive Officer
Miles Gilburne	ZG Ventures	Early-Stage Venture Capital Company	Managing Member
	Brainscope	Medical Device Company	Board Member
	Cricket Media	Global K-12 Learning Company	Board Member
	Viewlift	SAAS-based Streaming Media Platform	Board Member
Dr. Phillip Rösler	Fortum	Energy Utility Company	Director
	Loc Troi Group	Agricultural Chemicals	Director
Winston Ma	N/A	N/A	N/A

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. However, we do not believe that these additional responsibilities will prevent our key decision makers, including Dr. Boersch, from devoting sufficient time to execute their respective roles at Mountain & Co. I Acquisition Corp.
●	Our sponsor subscribed for founder shares prior to the date of our IPO prospectus and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering.

●	Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our founders, sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at May 22, 2024, with respect to our ordinary shares held by:

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

In the table below, percentage ownership is based on 14,129,772 ordinary shares, consisting of (i) 13,854,772 Class A Ordinary Shares and (ii) 275,000 Class B Ordinary Shares, issued and outstanding as of May 22, 2024. The table below does not include the Class A Ordinary Shares underlying the Private Placement Warrants held by the Sponsor because these securities are not exercisable within 60 days of this proxy statement.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

	Class B Ordinary Shares(2)			Class A Ordinary Shares
	Number of			Number of
	Shares	Approximate		Shares	Approximate
	Beneficially	Percentage		Beneficially	Percentage
Name of Beneficial Owners(1)	Owned	of Class		Owned	of Class
Five Percent Holders
Mountain & Co. I Sponsor LLC (our Sponsor)	150,000	54.5	%(3)	4,925,000	34.9	%(3)
Fir Tree Capital Management LP(5)	—	—		934,813	6.6%
Meteora Capital, LLC(6)	—	—		1,001,825	7.1%
First Trust Merger Arbitrage Fund, First Trust Capital Management L.P., First Trust Capital Solutions L.P. and FTCS Sub GP LLC(7)	—	—		1,089,517	7.7%
Westchester Capital Management, LLC, Westchester Capital Partners, LLC, Virtus Investment Advisers, Inc. and The Merger Fund(8)	—	—		1,019,543	7.2%
Mizuho Financial Group, Inc.(9)	—	—		829,044	5.9%
Polar Asset Management Partners Inc.(10)	—	—		593,797	4.2%
Directors and Named Executive Officers
Dr. Cornelius Boersch	20,000	*	(4)	—	—
Daniel Wenzel	20,000	*	(4)	—	—
Alexander Hornung	20,000	*		—	—
Prof. Dr. Utz Claassen	—	—		550,000	3.9%
Miles Gilburne	20,000	*		—	—
Dr. Phillip Rösler	20,000	*		—	—
Winston Ma	25,000	*		—	—
All officers and directors as a group (7 individuals)	125,000	45.5%		550,000	3.9%

* Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 4001 Kennett Pike, Suite 302 Wilmington, Delaware 19807.
(2)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof.

(3)

Mountain & Co. I Sponsor LLC, our sponsor, is the record holder of the Class A ordinary shares and Class B ordinary shares reported herein. Members of our sponsor are Mountain Partners AG, Conny & Co. Advisory AG and Dr. Cornelius Boersch. Dr. Boersch is the controlling shareholder of Mountain Partners AG and Conny & Co. Advisory AG. Therefore, Dr. Boersch may be deemed to have indirect beneficial ownership of the shares held by our sponsor.

(4)	Does not include any shares indirectly owned by this individual as a result of his indirect membership interest in our sponsor.
(5)	According to the Schedule 13G, filed on February 14, 2024 by Fir Tree Capital Management LP, the business address of such person is 500 5th Avenue, 9th Floor, New York, New York 10110.
(6)	According to the Schedule 13G, filed on February 14, 2024 by Meteora Capital, LLC and Vik Mittal, the business address of such person is 1200 N Federal Hwy, #200, Boca Raton FL 33432.
(7)

According to the Schedule 13G, filed on February 14, 2024 by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”). The business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

(8)

According to the Schedule 13G, filed on February 14, 2024 by Westchester Capital Management, LLC (“Westchester”), Westchester Capital Partners, LLC (“WCP”), Virtus Investment Advisers, Inc. (“Virtus”) and The Merger Fund (“MF”). The business address of Westchester and WCP is 100 Summit Drive, Valhalla, NY 10595, the business address of Virtus is One Financial Plaza, Hartford, CT 06103, and the business address of MF is 101 Munson Street, Greenfield, MA 01301-9683.

(9)	According to the Schedule 13G, filed on February 13, 2024 by Mizuho Financial Group, Inc., the business address of such person is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.
(10)	According to the Schedule 13G, filed on February 12, 2024 by Polar Asset Management Partners Inc., the business address of such person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

Our initial shareholders beneficially own 33.3% of the issued and outstanding ordinary shares and have the right to appoint all of our directors prior to our initial business combination. Holders of our public shares do not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination. Our sponsor has agreed (a) to vote any founder shares and public shares held by it in favor of any proposed business combination and (b) not to redeem any founder shares or public shares held by it in connection with a shareholder vote to approve a proposed initial business combination.

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

Equity Compensation Plans

As of December 31, 2023, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On April 23, 2021, Mountain & Co. Sponsor One LLP, an affiliate of our company, paid $25,000, or approximately $0.003 per share, to cover certain of our expenses in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On July 13, 2021, 1,437,500 Class B ordinary shares were cancelled by the Company resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 shares to 5,750,000 shares. On July 28, 2021, Mountain & Co. Sponsor One LLP transferred 5,750,000 Class B ordinary shares to our sponsor in exchange for $25,000, or approximately $0.004 per share. On August 23, 2021, our sponsor transferred 550,000 Class B ordinary shares to Prof. Dr. Utz Claassen, 25,000 Class B ordinary shares to Winston Ma and 20,000 Class B ordinary shares each to Dr. Cornelius Boersch, Daniel Wenzel, Alexander Hornung, Miles Gilburne and Dr. Phillip Rösler. On March 5, 2024, Sponsor and Prof. Dr. Utz Claassen instructed Continental Stock Transfer & Trust Company, the Company’s transfer agent, to convert an aggregate of 5,475,000 Class B ordinary shares of the Company into Class A ordinary shares of the Company on a one-for-one basis, pursuant to the Company’s Amended and Restated Memorandum and Articles of Association.

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

We have up to November 9, 2024 to consummate an initial business combination.

In connection with the Second Extension, our sponsor agreed to advance to us (i) $300,000 to be deposited in the trust account on or before September 9, 2023 (which was deposited before September 9, 2023), and (ii) commencing on September 9, 2023, $300,000 for each subsequent calendar month, or portion thereof, that we require to complete a business combination, to be deposited in the trust account on or before the 9th day of each calendar month. On September 14, 2023, we amended and restated that certain promissory note, dated February 6, 2023 (the “Promissory Note” and, as amended and restated, the “Amended and Restated Note”) previously issued by us to our sponsor to increase the maximum principal amount thereof from up to $3,780,000 to up to $4,740,000 in respect of such advances and our sponsor has waived any and all rights to the monies held in the trust account with respect to those advances. The Amended and Restated Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company. At the option of the Sponsor, up to $1,500,000 of the loan would be convertible into warrants identical to the Company’s private placement warrants, at $1.00 per warrant. Any amendments to the Amended and Restated Note and the loan may be made with the written consent of the Sponsor and the Company. For example, if we determine that we no longer expect to complete a business combination within the prescribed time frame, the Sponsor and the Company may agree to discontinue such loans. Subsequent to and in connection with the Second Extension, payments of $300,000 for each calendar month commencing September 2023 and ending February 2024, or $1.8 million in the aggregate, were deposited into the Trust Account. The aggregate deposit included $1.2 million for the four calendar months ended February 2024, loaned to the Company by several accredited investors in a private financing transaction that closed during the period from February 20, 2024 to February 23, 2024 (the “Financing”). In connection with the Financing, the Company issued to each investor a convertible promissory note (each such note, a “Financing Convertible Note”) evidencing the outstanding balance under such investor’s loan.

In connection with the Third Extension, third-party investors are expected to advance to the Company (i) $160,000, to be deposited in the Company’s trust account (the “Trust Account”) on or about March 9, 2024, and (ii) $160,000 for each subsequent calendar month, or portion thereof, that the Company requires to complete a business combination until the end of the Third Extension, to be deposited in the Trust Account on or before the 9th day of each calendar month. As of the date of this annual report on Form 10-K, none of these monthly payments of $160,000 have been deposited in the Trust Account. There can be no assurance that advances for subsequent such calendar months will be made.

During the period from March 19, 2024 to March 21, 2024, the Company issued to the third-party investor a convertible promissory note (each, a “Convertible Note”) evidencing working capital loans made by such investors to the Company in an aggregate of $139,000. The investors waived any and all rights to the monies held in the Trust Account with respect to their loans. The principal balance of each Convertible Note will be repayable by the Company on the earlier of (such date, the “Maturity Date”), (i) the date on which the Company consummates its initial business combination, and (ii) the date of the liquidation of the Company; provided, however, that if an initial business combination is not consummated, the Convertible Note will not be repaid and all amounts owed thereunder will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Each Convertible Note bears non-compounding interest at a rate per annum of 8% of the unpaid principal balance under such Convertible Note, which is payable upon the Maturity Date. Each investor may, at its option, convert any unpaid principal balance and accrued interest under its Convertible Note, subject to and following the Maturity Date, into that number of ordinary shares of the post-business combination combined company equal to the principal amount of and accrued interest on the Convertible Note so converted multiplied by 0.3 (rounded down to the nearest whole share). The conversion shares will be entitled to the registration rights set forth in that certain Registration Rights Agreement, entered into by the Company and the parties thereto, in connection with the Company’s initial public offering and attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2021.

We entered into a registration and shareholder rights agreement pursuant to which our sponsor is entitled to certain registration rights with respect to the private placement warrants, the securities issuable upon conversion of working capital loans and extension loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for appointment to our Board of Directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement, which is described under the section of this Annual Report entitled “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Registration and Shareholder Rights.”

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

Audit Fees. During the year ended December 31, 2023 and December 31, 2022, fees for our independent registered public accounting firm were approximately $110,970 and $83,000 for the services Marcum performed in connection with the audit of our December 31, 2023 and December 31, 2022 financial statements included in this Annual Report on Form 10K.

Audit-Related Fees. During the year ended December 31, 2023 and December 31, 2022, our independent registered public accounting did not provide any audit related services.

Tax Fees. During the year ended December 31, 2023 and December 31, 2022, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2023 and December 31, 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

(a)The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be and copied at the public reference facilities on the SEC website at www.sec.gov.

Exhibit No.	Description
2.1†

Business Combination Agreement, dated as of August 11, 2023, by and among Futbol Club Barcelona, Barça Produccions S.L., and Mountain & Co. I Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on August 11, 2023)

2.2†

Amendment No. 1, dated September 8, 2023, to the Business Combination Agreement by and among Futbol Club Barcelona, Barça Produccions S.L., and Mountain & Co. I Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on September 8, 2023)

2.3†

Amended and Restated Business Combination Agreement, dated October 26, 2023, by and among Futbol Club Barcelona, Barça Produccions S.L., and Mountain & Co. I Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on October 26, 2023)

3.1

Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1/A (File No. 333-259034) filed with the SEC on October 25, 2021)

3.2

Amendment to the Amended and Restated Memorandum and Articles of Association of the Company. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on February 7, 2023)

3.3

Amendment to the Amended and Restated Memorandum and Articles of Association of the Company. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on September 18, 2023)

Exhibit No.	Description
3.4

Amendment to the Amended and Restated Memorandum and Articles of Association of the Company. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on March 11, 2024)

4.1

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended (incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023).

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

10.6

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

10.7

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

10.8

Sponsor Support Agreement, dated as of August 11, 2023, by and among Mountain & Co. I Sponsor LLC, certain other holders set forth on Schedule I thereto, Mountain & Co. I Acquisition Corp. and Barça Produccions S.L. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on August 11, 2023)

10.9

Shares Sale and Purchase Agreement, dated as of August 11, 2023, by and among Blaugrana Invest, S.à.r.l., LIBERO Football Finance AG, Barça Produccions S.L., and Mountain & Co. I Acquisition Corp. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on August 11, 2023)

10.10

Shares Sale and Purchase Agreement, dated as of August 11, 2023, by and among Orpheus Media, S.L., LIBERO Football Finance AG, Barça Produccions S.L., and Mountain & Co. I Acquisition Corp. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on August 11, 2023)

10.11

Shares Sale and Purchase Agreement, dated as of August 11, 2023, by and among Blaugrana Invest, S.à.r.l., [redacted], Barça Produccions S.L., and Mountain & Co. I Acquisition Corp. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on August 11, 2023)

Exhibit No.	Description
10.12

Shares Sale and Purchase Agreement, dated as of August 11, 2023, by and among Orpheus Media, S.L., [redacted], Barça Produccions S.L., and Mountain & Co. I Acquisition Corp. (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on August 11, 2023)

10.13

Consulting Agreement, dated as of August 11, 2023, by and between Mountain & Co. I Sponsor LLC and PRIMARY metaverse d.o.o. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on August 11, 2023)

10.14

Amendment No. 2 to Investment Management Trust Agreement, dated November 4, 2021, as amended by Amendment No. 1 dated February 6, 2023 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on September 18, 2023)

10.15

Amended and Restated Promissory Note issued to the Sponsor (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on September 18, 2023)

10.16

Form of Convertible Note issued by the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on February 26, 2024)

10.17

Amendment No. 3 to Investment Management Trust Agreement, dated November 4, 2021, as amended by Amendment No. 1 dated February 6, 2023 and Amendment No. 2 dated September 14, 2023 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on March 11, 2024)

31.1*

Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2024.

MOUNTAIN & CO. I ACQUISITION CORP.
By:	/s/ Alexander Hornung
	Name:	Alexander Hornung
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Dr. Cornelius Boersch	Chief Executive Officer	May 22, 2024
Dr. Cornelius Boersch	(Principal Executive Officer) and Director
/s/ Alexander Hornung	Chief Financial Officer	May 22, 2024
Alexander Hornung	(Principal Financial and Accounting Officer)
/s/ Daniel Wenzel	Chief Investment Officer	May 22, 2024
Daniel Wenzel
/s/ Prof. Dr. Utz Claassen	Chief Operating Officer and Director	May 22, 2024
Prof. Dr. Utz Claassen
/s/ Miles Gilburne	Director	May 22, 2024
Miles Gilburne
/s/ Winston Ma	Director	May 22, 2024
Winston Ma
/s/ Dr. Phillip Rösler	Director	May 22, 2024
Dr. Phillip Rösler

MOUNTAIN & CO. I ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders’ and Board of Directors of

Mountain & Co. I Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mountain & Co. I Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities on or before November 9, 2024. The Company entered into a definitive business combination agreement with a business combination target on August 11, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to November 9, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time November 9, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

May 22, 2024

MOUNTAIN & CO. I ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets
Current Assets
Cash	$68,536	$34,186
Receivable from Sponsor	600,000	257,478
Prepaid expenses	1,307	347,876
Total Current Assets	669,843	639,540
Investments held in Trust Account	129,271,658	239,430,719
Total Assets	$129,941,501	$240,070,259

Liabilities, Redeemable Ordinary Shares, and Shareholders’ Deficit
Current liabilities
Accrued offering costs and expenses	$1,872,078	$579,550
Payable into Trust Account	600,000	—
Due to related party	553,841	132,000
Promissory note – related party	3,777,666	118,833
Total Current Liabilities	6,803,585	830,383
Deferred underwriting fee	8,050,000	8,050,000
Total Liabilities	14,853,585	8,880,383
Commitments and Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 11,513,065 and 23,000,000 shares at redemption value of $11.23 and $10.41 per share at December 31, 2023 and 2022, respectively	129,871,658	239,430,719
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 11,513,065 and 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(14,784,317)	(8,241,418)
Total Shareholders’ Deficit	(14,783,742)	(8,240,843)
Total Liabilities, Redeemable Ordinary Shares, and Shareholders’ Deficit	$129,941,501	$240,070,259

The accompanying notes are an integral part of these financial statements.

MOUNTAIN & CO. I ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2023	2022
Formation and operating costs	$2,402,898	$1,303,408
Loss from operations	(2,402,898)	(1,303,408)
Other income:
Interest income on trust account	7,111,024	2,529,689
Total other income, net	7,111,024	2,529,689
Net income	$4,708,126	$1,226,281
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	13,130,149	20,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.25	$0.05
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.25	$0.05

The accompanying notes are an integral part of these financial statements.

MOUNTAIN & CO I ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND

DECEMBER 31, 2022

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	$(6,936,980)	$(6,936,405)
Accretion for Class A Common Stock to redemption	—	—	—	—	—	(2,530,719)	(2,530,719)
Net income	—	—	—	—	—	1,226,281	1,226,281
Balance as of December 31, 2022	—	$—	5,750,000	$575	$—	$(8,241,418)	$(8,240,843)
Accretion for Class A Common Stock to redemption	—	—	—	—	—	(11,251,025)	(11,251,025)
Net income	—	—	—	—	—	4,708,126	4,708,126
Balance as of December 31, 2023	—	$—	5,750,000	$575	$—	$(14,784,317)	$(14,783,742)

The accompanying notes are an integral part of these financial statements.

MOUNTAIN & CO. I ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$4,708,126	$1,226,281
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(7,111,024)	(2,529,689)
Changes in operating assets and liabilities:
Prepaid expenses	346,569	433,242
Receivable from Sponsor	(342,522)	18,522
Payable into Trust Account	600,000	—
Accrued offering costs and expenses	1,292,527	461,972
Due to related party	421,841	120,000
Net cash used in operating activities	(84,483)	(269,672)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(3,540,000)	—
Withdraw from Trust Account	120,810,086	—
Net cash provided by investing activities	117,270,086	—
Cash Flows from Financing Activities:
Payment of redemptions	(120,810,086)	—
Proceeds from issuance of promissory note to related party	3,658,833	—
Net cash used in financing activities	(117,151,253)	—
Net Change in Cash and cash equivalents	34,350	(269,672)
Cash and cash equivalents – Beginning	34,186	303,858
Cash and cash equivalents– Ending	$68,536	$34,186
Non-cash investing and financing activities:
Accretion for Class A Common Stock to redemption	$11,251,025	$2,530,719

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

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues at the earliest until after the completion of its initial Business Combination. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below).

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

The Company does not believe that its anticipated principal activities will subject them to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The IPO offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of its obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of public shares if the Company does not complete its initial Business Combination by November 9, 2024 or (B) with respect to any other provision relating to the rights of holders of Class A ordinary shares; or (iii) absent its completing an initial Business Combination within 15 months from the closing of this offering (or up to 18 months from the closing of this offering if we extend the period of time to consummate a Business Combination), the return of the funds held in the trust account to the public shareholders as part of the redemption of the public shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. Although the Company expects to enter into an agreement with a target company for a business combination no later than 18 months after, and to consummate a business combination prior to the 24 month anniversary of, its IPO, should the Company be unable to do so, the Company intends to instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of the Company’s business combination or liquidation, to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act. If the Company were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the ability to complete a Business Combination. If the Company has not consummated the initial Business Combination within the required time period, the public shareholders may receive only approximately $10.30 per public share, or less in certain circumstances, on the liquidation of the trust account and the warrants will expire worthless.

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

If the Company has not consummated an initial Business Combination by November 9, 2024, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of its public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of the amended and restated memorandum and articles of association prior to any voluntary winding up. If the Company were required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to its public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond November 9, 2024 before the redemption proceeds of the trust account become available to them, and they receive the return of their pro rata portion of the proceeds from the trust account. The Company has no obligation to return funds to investors prior to the date of the redemption or liquidation unless, prior thereto, the Company consummated its initial Business Combination or amend certain provisions of the amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon the redemption or any liquidation will public redemptions be entitled to distributions if the Company does not complete its initial Business Combination and do not amend certain provisions of the amended and restated memorandum and articles of association. The amended and restated memorandum and articles of association will provide that, if the Company winds up for any other reason prior to the consummation of its initial Business Combination, the Company will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

In connection with the Extension, the Sponsor agreed to advance to the Company (i) $420,000 plus (ii) $420,000 for each subsequent calendar month commencing on March 9, 2023, and on the 9th day of each subsequent month, or portion thereof, that the Company requires to complete a Business Combination, to be deposited in the trust account on or before the 9th day of each calendar month, until November 9, 2023.

On February 6, 2023, the Company issued a promissory note (the “Note”) in the principal amount of up to $3,780,000 to the Sponsor, in connection with the Extension. The Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company. At the option of the Sponsor, up to $1,500,000 of the loan would be convertible into warrants identical to the Company’s private placement warrants, at $1.00 per warrant. Any amendments to the Note and the loan may be made with the written consent of the Sponsor and the Company. For example, if we determine that we no longer expect to complete a business combination within the prescribed time frame, the Sponsor and the Company may agree to discontinue such loans.

As of December 31, 2023, the Sponsor has deposited seven monthly payments of $420,000 or $2,940,000 in total in connection with the Extension and under the Note.

On September 14, 2023, the Company held an extraordinary general meeting of shareholders, where our shareholders approved a special resolution (the “Second Extension Amendment Proposal”) to amend the Company’s amended and restated memorandum and articles of association to (i) extend from November 9, 2023 to March 9, 2024 (the “Second Extended Date”), the date by which the Company must consummate an initial business combination (the “Second Extension”).

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

In connection with the Second Extension, the Sponsor agreed to, in its discretion, advance to the Company (i) $300,000 plus (ii) $300,000 for each subsequent calendar month commencing on October 9, 2023, and on the 9th day of each subsequent month, or portion thereof, that the Company requires to complete a Business Combination, to be deposited in the trust account on or before the 9th day of each calendar month, until the Second Extended Date.

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

As of December 31, 2023, a payment of $300,000 has been made to the Trust Account in connection with the Second Extension and under the Note. As of December 31, 2023, the Sponsor had not made additional payments in connection with the Second Extension due on November 9, 2023 and December 9, 2023, respectively. The Sponsor had sole discretion whether to make such payments. However, payments of $300,000 for each calendar month commencing September 2023 and ending February 2024, or $1.2 million in the aggregate, were deposited into the Trust Account. (See Note 9).

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

Liquidity, Capital Resources and Going Concern

At December 31, 2023, the Company had $68,536 in operating cash and a working capital deficit of $6,133,742.

The Company’s liquidity needs up to December 31, 2023 have been satisfied through the payment of certain offering costs by Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000 (see Note 5).

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2023 and 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In addition, the Company has until November 9, 2024 to consummate a Business Combination. Management considers that liquidity and capital resources available might not be sufficient to operate through November 9, 2024. Also, it is uncertain that the Company will be able to consummate a Business Combination by this date. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company.

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

Investments Held in Trust Account

At December 31, 2023 and 2022, funds held in the Trust Account include $129,271,658 and $239,430,719 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below), respectively.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, as of December 31, 2023 and 2022 there were no Class A ordinary shares issued or outstanding.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of December 31, 2023 and 2022 is reconciled in the following table:

	December 31,	December 31,
	2023	2022
Proceeds from IPO	$230,000,000	$230,000,000
Less:
Proceeds allocated to Public Warrants	(6,900,000)	(6,900,000)
Class A ordinary shares issuance costs	(12,963,555)	(12,963,555)
Redemptions	(120,810,086)	—
Plus:
Fair value of over-allotment option	60,000	60,000
Remeasurement of Class A ordinary shares to redemption value	40,485,299	29,234,274
Class A ordinary shares subject to possible redemption	$129,871,658	$239,430,719

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

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor.As of December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

	Year ended		Year ended
	December 31,		December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,274,254	$1,433,872	$952,451	$273,830
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	13,130,149	5,750,000	20,000,000	5,750,000
Basic and diluted net income per share	$0.25	$0.25	$0.05	$0.05

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31,2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of December 31, 2023.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Receivable from Sponsor

As of December 31, 2023, and 2022, the Company has outstanding receivable from Sponsor of $600,000 and $257,478, respectively.

Payable in Trust Account

As of December 31, 2023, the Company recorded a liability of $600,000 related to the two months (November and December 2023) of extension payments in the Trust Account. These payments were made subsequent to year-end.

Due to Related Party

As of December 31, 2023, and 2022, the Company has outstanding payable to a related party of $553,841 and $132,000, which is composed mainly of the accrued administrative service fee, respectively.

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

On February 6, 2023, the Company issued to the Sponsor a promissory note (the “Note”) for $3,780,000 in respect of advances to be put by Sponsor in the Trust account. The Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company. At the option of the Sponsor, up to $1,500,000 of the loan would be convertible into warrants identical to the Company’s private placement warrants, at $1.00 per warrant. On September 14, 2023, this note was amended and restate to increase the maximum principal amount thereof from up to $3,780,000 to up to $4,740,000. Since the First Extension Meeting (as defined above), the Sponsor had advanced seven monthly payments of $420,000 each ($2,940,000 in the aggregate) under the Promissory Note in the Company’s Trust Account. As of December 31, 2023 $3,540,000 was drawn and outstanding under the Promissory Note.

Additionally, Sponsor advanced the Company funds for operating expenses. The Balances of such advances, $237,666 and $118,833 as of December 31, 2023 and 2022, were included in the total amounts of promissory notes.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the sponsor or an affiliate of the sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to the Working Capital Loans funds and provide a waiver against any and all rights to seek access to funds in the trust account. As of December 31,2023 and 2022, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on November 5, 2021, the Company will pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2023, the Company had incurred $120,000 of administrative support expense pursuant to this agreement. For the year ended December 31, 2022, the Company had incurred $132,000, respectively of administrative support expense pursuant to this agreement.

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

As of December 31, 2023, $12.4 million were incurred by the Company for legal services by outside counsel, which will be payable solely on completion of the Business Combination. Additional fees for legal services by outside counsel related to the Business Combination may be payable by the Company on completion of the Business Combination in the Company’s discretion.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of December 31, 2023 and 2022, there was no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were no Class A ordinary shares issued and outstanding (excluding 11,513,065 and 23,000,000 shares subject to possible redemption).

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

The following table presents information about the Company’s assets and were measured at fair value on a recurring basis as of December 31,2023 and 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Quoted	Significant	Significant
Prices In	Other	Other
Active	Observable	Unobservable

	December 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$129,271,658	$129,271,658	$—	$—

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$239,430,719	$239,430,719	$—	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up through the date that the financial statements was issued. Based upon this review, the Company did not identify any other subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.

On April 15, 2024, the Company, FCB and BP entered into Amendment No. 1 to the Amended and Restated Business Combination Agreement (the “Amendment”). The Amendment amends and restates Section 8.1(h) of the Amended and Restated Business Combination Agreement to provide that FCB may, in its sole and absolute discretion, terminate the Amended and Restated Business Combination Agreement at any time after April 30, 2024, if on or before such date (i) the RemainCo Entities (as defined in the Amended and Restated Business Combination Agreement) have not completed a sale of ordinary shares of Bridgeburg on terms no less favorable for them than thdose of the Libero SPA (as defined in the Amended and Restated Business Combination Agreement) and received cash proceeds in an amount not less than €40 million or (ii) cash proceeds of not less than €40 million have not been provided in escrow with the only condition to the release of such funds to FCB being the occurrence of the closing of the transactions contemplated by the Amended and Restated Business Combination Agreement (the satisfaction of the cash proceeds of not less than €40 million provided in escrow described in clause (ii) or the completion of a sale of ordinary shares of Bridgeburg described in clause (i), the “Proceeds Condition”). Section 8.1(h) of the Amended and Restated Business Combination Agreement previously provided that FCB may, in its sole and absolute discretion, terminate the Amended and Restated Business Combination Agreement at any time after December 31, 2023, if on or before such date the Proceeds Condition were not satisfied.

On March 8, 2024, we held an extraordinary general meeting of shareholders, where our shareholders approved the Third Extension Amendment Proposal to amend the Company’s amended and restated memorandum and articles of association to (i) extend from March 9, 2024 to November 9, 2024, the date by which the Company must consummate an initial business combination.

In connection with the vote to approve the Third Extension Amendment Proposal, shareholders holding 3,133,293 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $35.8 million (approximately $11.42 per share) was removed from the trust account to pay such redeeming holders.

Subsequent to and in connection with the Second Extension, payments of $300,000 for each calendar month commencing September 2023 and ending February 2024, or $1.8 million in the aggregate, were deposited into the Trust Account. The aggregate deposit included $1.2 million for the four calendar months ended February 2024, loaned to the Company by several accredited investors in a private financing transaction that closed during the period from February 20, 2024 to February 23, 2024 (the “Financing”). In connection with the Financing, the Company issued to each investor a convertible promissory note (each such note, a “Financing Convertible Note”) evidencing the outstanding balance under such investor’s loan.

In connection with the Third Extension, third-party investors are expected to advance to the Company (i) $160,000, to be deposited in the Company’s trust account (the “Trust Account”) on or about March 9, 2024, and (ii) $160,000 for each subsequent calendar month, or portion thereof, that the Company requires to complete a business combination until the end of the Third Extension, to be deposited in the Trust Account on or before the 9th day of each calendar month. As of the date of this annual report on Form 10-K, none of these monthly payments of $160,000 have been deposited in the Trust Account. There can be no assurance that advances for subsequent such calendar months will be made.

During the period from March 19, 2024 to March 21, 2024, the Company issued to the third-party investor a convertible promissory note (each, a “Convertible Note”) evidencing working capital loans made by such investors to the Company in an aggregate of $139,000.

The investors waived any and all rights to the monies held in the Trust Account with respect to their loans. The principal balance of each Convertible Note will be repayable by the Company on the earlier of (such date, the “Maturity Date”), (i) the date on which the Company consummates its initial business combination, and (ii) the date of the liquidation of the Company; provided, however, that if an initial business combination is not consummated, the Convertible Note will not be repaid and all amounts owed thereunder will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Each Convertible Note bears non-compounding interest at a rate per annum of 8% of the unpaid principal balance under such Convertible Note, which is payable upon the Maturity Date. Each investor may, at its option, convert any unpaid principal balance and accrued interest under its Convertible Note, subject to and following the Maturity Date, into that number of ordinary shares of the post-business combination combined company equal to the principal amount of and accrued interest on the Convertible Note so converted multiplied by 0.3 (rounded down to the nearest whole share).

On March 5, 2024, Sponsor and Prof. Dr. Utz Claassen instructed Continental Stock Transfer & Trust Company, the Company’s transfer agent, to convert an aggregate of 5,475,000 Class B ordinary shares of the Company into Class A ordinary shares of the Company on a one-for-one basis, pursuant to the Company’s Amended and Restated Memorandum and Articles of Association. As a result, our sponsor now owns 275,000 founder shares and 4,925,000 Class A ordinary shares.