Form 10-Q
period 2024-03-31
Mountain & Co. I Acquisition Corp.
filed 2024-09-27
CIK 1856995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of September 25, 2024, there were 13,854,772 shares of the Class A ordinary shares, $0.0001 par value, and 275,000 shares of Class B ordinary shares $0.0001 par value, issued and outstanding.

MOUNTAIN & CO.I ACQUISITION CORP.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNTAIN & CO.I ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets
Cash	$19,197	$68,536
Receivable from Sponsor	—	600,000
Prepaid expenses	7,973	1,307
Total Current Assets	27,170	669,843
Investments held in Trust Account	96,015,382	129,271,658
Total Assets	$96,042,552	$129,941,501

Liabilities, Redeemable Ordinary Shares, and Shareholders’ Deficit
Current liabilities
Accrued offering costs and expenses	$2,185,709	$1,872,078
Payable into Trust Account	—	600,000
Due to related party	583,841	553,841
Promissory note – related party	4,327,666	3,777,666
Convertible promissory notes	718,945	—
Derivative liability – promissory notes conversion feature	548,305	—
Total Current Liabilities	8,364,466	6,803,585
Deferred underwriting fee	8,050,000	8,050,000
Total Liabilities	16,414,466	14,853,585

Commitments and Contingencies (See Note 7)
Class A ordinary shares subject to possible redemption, 8,379,772 and 11,513,065 shares at redemption value of $11.48 and $11.28 per share at March 31, 2024 and December 31, 2023, respectively	96,015,382	129,871,658

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 5,475,000 and none issued and outstanding (excluding 8,379,772 and 11,513,065 shares subject to possible redemption) at March 31, 2024 and December 31, 2023, respectively	547	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 275,000 and 5,750,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	28	575
Additional paid-in capital	—	—
Accumulated deficit	(16,387,871)	(14,784,317)
Total Shareholders’ Deficit	(16,387,296)	(14,783,742)
Total Liabilities, Redeemable Ordinary Shares, and Shareholders’ Deficit	$96,042,552	$129,941,501

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO.I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the
	Three Months Ended
	March 31,
	2024	2023
Formation and operating costs	$455,249	$520,423
Loss from operations	$(455,249)	$(520,423)
Other income:
Interest income on Trust Account	1,334,503	2,138,060
Change in fair value of derivative liability - conversion feature of promissory notes	(5,709)	—
Total other income	1,328,794	2,138,060
Net income	$873,545	$1,617,637
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	10,721,134	21,926,149
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05	$0.06
Weighted average shares outstanding of Non-redeemable Class A and Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income per share, Non-redeemable Class A and Class B ordinary shares	$0.05	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO.I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	—	$—	5,750,000	$575	$—	$(14,784,317)	$(14,783,742)
Conversion of Class B Common Stock into Class A Common Stock	5,475,000	547	(5,475,000)	(547)	—	—	—
Initial recognition of derivative liability - conversion feature of promissory notes	—	—	—	—	—	(542,596)	(542,596)
Accretion for Class A Common Stock to redemption	—	—	—	—	—	(1,934,503)	(1,934,503)
Net income	—	—	—	—	—	873,545	873,545
Balance as of March 31, 2024	5,475,000	$547	275,000	$28	$—	$(16,387,871)	$(16,387,296)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	5,750,000	$575	$—	$(8,241,418)	$(8,240,843)
Accretion for Class A Common Stock to redemption	—	—	—	—	—	(2,978,061)	(2,978,061)
Net income	—	—	—	—	—	1,617,637	1,617,637
Balance as of March 31, 2023	—	—	5,750,000	575	—	(9,601,842)	(9,601,267)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO.I ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three months Ended
	March 31,
	2024	2023
Cash flows from Operating Activities:
Net income	$873,545	$1,617,637
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on Trust Account	(1,334,503)	(2,138,060)
Change in fair value of derivative liability - conversion feature of promissory notes	5,709	—
Changes in current assets and liabilities:
Prepaid expenses	(6,666)	43,062
Accrued offering costs and expenses	313,631	112,873
Receivable from Sponsor	600,000	257,478
Payable into Trust Account	(600,000)	—
Due to related party	30,000	30,000
Net cash used in operating activities	(118,284)	(77,010)

Cash flows from Investing Activities:
Extension contributions in Trust Account	(1,200,000)	(840,000)
Cash withdrawn from Trust Account in connection with redemption	35,790,779	113,049,318
Net cash provided by investing activities	34,590,779	112,209,318

Cash flows from Financing Activities:
Payment of redemptions	(35,790,779)	(113,049,318)
Proceeds from the promissory note to related party	550,000	958,833
Proceeds from convertible promissory notes	718,945	—
Net cash used in financing activities	(34,521,834)	(112,090,485)

Net change in cash	(49,339)	41,823
Cash, beginning of the period	68,536	34,186
Cash, end of the period	$19,197	$76,009

Supplemental Disclosure of Non-cash Financing Activities:
Accretion for Class A Common Stock to redemption	$2,094,503	$2,978,061

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN & CO.I ACQUISITION CORP.

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

As of March 31, 2024, the Company had not commenced any operations. All activity through March 31, 2024 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues at the earliest until after the completion of its initial Business Combination. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below).

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

In connection with the vote to approve the Extension Amendment Proposal, shareholders holding 10,784,962 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $113.0 million (approximately $10.48 per share) was removed from the trust account to pay such redeeming holders. After that 12,215,038 of the public shares issued in our IPO remain outstanding.

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

As of March 31, 2024, the Sponsor has deposited seven monthly payments of $420,000 or $2,940,000 in total in connection with the Extension and under the Note.

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

In connection with the vote to approve the Second Extension Amendment Proposal, shareholders holding 701,973 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $7.8 million (approximately $11.05 per share), was removed from the trust account to pay such redeeming holders. After that 11,513,065 of the public shares issued in our IPO remain outstanding.

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

As of March 31, 2024, a payment of $1,200,000 had been made to the Trust Account in connection with the Second Extension and under the Note. As of December 31, 2023, the Sponsor had not made additional payments in connection with the Second Extension due on November 9, 2023 and December 9, 2023, respectively. The Sponsor had sole discretion whether to make such payments. However, payments of $300,000 for each calendar month commencing September 2023 and ending February 2024, or $1.8 million in the aggregate, were deposited into the Trust Account.

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

In connection with the Third Extension, third-party investors were expected to advance to the Company (i) $160,000, to be deposited in the Company’s trust account (the “Trust Account”) on or about March 9, 2024, and (ii) $160,000 for each subsequent calendar month, or portion thereof, that the Company requires to complete a business combination until the end of the Third Extension, to be deposited in the Trust Account on or before the 9th day of each calendar month. As of the date of this quarterly report on Form 10-Q, none of these monthly payments of $160,000 have been deposited in the Trust Account. There can be no assurance that advances for subsequent such calendar months will be made.

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

Liquidity, Capital Resources and Going Concern

At March 31, 2024, the Company had $19,197 in operating cash and a working capital deficit of $8,337,296.

The Company’s liquidity needs up to March 31, 2024 have been satisfied through the payment of certain offering costs by Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000 (see Note 5).

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

During the period from February 20, 2024 to March 19, 2024, the Company issued to the third-party investors five convertible promissory notes (each, a “Convertible Note”) evidencing working capital loans made by such investors to the Company in an aggregate of $718,945.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2023 as filed with the SEC on May 22, 2024, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

At March 31, 2024 and December 31, 2023 funds held in the Trust Account included $96,015,382 and $129,271,658, respectively, held in demand deposit account.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, as of March 31, 2024 and December 31, 2023, there were 5,475,000 and none, respectively, Class A ordinary shares issued or outstanding.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of March 31, 2024 and December 31, 2023 is reconciled in the following table:

	March 31,	December 31,
	2024	2023
Proceeds from IPO	$230,000,000	$230,000,000
Less:
Proceeds allocated to Public Warrants	(6,900,000)	(6,900,000)
Class A ordinary shares issuance costs	(12,963,555)	(12,963,555)
Redemptions	(156,600,865)	(120,810,086)
Plus:
Fair value of over-allotment option	60,000	60,000
Remeasurement of Class A ordinary shares to redemption value	42,419,802	40,485,299
Class A ordinary shares subject to possible redemption	$96,015,382	$129,871,658

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

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. As of March 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2024		2023
		Non
	Redeemable	Redeemable
	Class A	Class A & Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$568,594	$304,951	$1,281,557	$336,080
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	10,721,134	5,750,000	21,926,149	5,750,000
Basic and diluted net income per share	$0.05	$0.05	$0.06	$0.06

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of March 31, 2024.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Receivable from Sponsor

As of March 31, 2024 and December 31, 2023, the Company has outstanding receivable from Sponsor of $0 and $600,000, respectively.

Due to Related Party

As of March 31, 2024 and December 31, 2023, the Company has outstanding payable to a related party of $583,841 and $553,841, which is composed mainly of the accrued administrative service fee, respectively.

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

On February 6, 2023, the Company issued to the Sponsor a promissory note (the “Note”) for $3,780,000 in respect of advances to be put by Sponsor in the Trust account. The Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company. At the option of the Sponsor, up to $1,500,000 of the loan would be convertible into warrants identical to the Company’s private placement warrants, at $1.00 per warrant. On September 14, 2023, this note was amended and restate to increase the maximum principal amount thereof from up to $3,780,000 to up to $4,740,000. Since the First Extension Meeting (as defined below), the Sponsor had advanced seven monthly payments of $420,000 each ($2,940,000 in the aggregate) under the Note in the Company’s Trust Account. As of March 31, 2024 and December 31, 2023, the Company had $ $4,327,666 and $3,777,666 outstanding under the Promissory Note, respectively.

Additionally, Sponsor advanced the Company funds for operating expenses. The Balances of such advances, $237,666 and $237,666 as of March 31, 2024 and December 31, 2023, were included in the total amounts of promissory notes.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the sponsor or an affiliate of the sponsor or certain of its officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to the Working Capital Loans funds and provide a waiver against any and all rights to seek access to funds in the trust account. As of March 31, 2024 and December 31, 2023, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on November 5, 2021, the Company will pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2024 and 2023, the Company had incurred $30,000 of administrative support expense pursuant to this agreement.

NOTE 6. CONVERTIBLE PROMISSORY NOTES

During the period from February 20, 2024 to March 19, 2024, the Company issued to the third-party investors five convertible promissory notes (each, a “Convertible Note”) evidencing working capital loans made by such investors to the Company in an aggregate of $718,945. The investors waived any and all rights to the monies held in the Trust Account with respect to their loans. The principal balance of each Convertible Note will be repayable by the Company on the earlier of (such date, the “Maturity Date”), (i) the date on which the Company consummates its initial business combination, and (ii) the date of the liquidation of the Company; provided, however, that if an initial business combination is not consummated, the Convertible Note will not be repaid and all amounts owed thereunder will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Each Convertible Note bears non-compounding interest at a rate per annum of 8% of the unpaid principal balance under such Convertible Note, which is payable upon the Maturity Date. Each investor may, at its option, convert any unpaid principal balance and accrued interest under its Convertible Note, subject to and following the Maturity Date, into that number of ordinary shares of the post-business combination combined company equal to the principal amount of and accrued interest on the Convertible Note so converted multiplied by 0.3 (rounded down to the nearest whole share). The conversion shares will be entitled to the registration rights set forth in that certain Registration Rights Agreement, entered into by the Company and the parties thereto, in connection with the Company’s initial public offering. The Company accounts for these promissory notes under provisions of ASC 480 “Distinguishing Liabilities from Equity”. The embedded conversion feature is recorded initially at fair value the Company’s statement of changes in shareholders’ deficit and is remeasured at fair value at each reporting period with any changes in fair value recognized within earnings.

NOTE 7. COMMITMENTS & CONTINGENCIES

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

As of March 31, 2024, $15.1 million were incurred by the Company for legal services by outside counsel, which will be payable solely on completion of the Business Combination. Additional fees for legal services by outside counsel related to the Business Combination may be payable by the Company on completion of the Business Combination in the Company’s discretion.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of March 31, 2024 and December 31, 2023, there was no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 5,475,000 and 0, respectively, Class A ordinary shares issued and outstanding (excluding 8,379,772 and 11,513,065 shares subject to possible redemption, respectively).

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

On April 13, 2024, the Company submitted an application to transfer its securities from The Nasdaq Global Market to The Nasdaq Capital Market.

On April 15, 2024, the Company, FCB and BP entered into Amendment No. 1 to the Amended and Restated Business Combination Agreement (the “Amendment”). The Amendment amends and restates Section 8.1(h) of the Amended and Restated Business Combination Agreement to provide that FCB may, in its sole and absolute discretion, terminate the Amended and Restated Business Combination Agreement at any time after April 30, 2024, if on or before such date (i) the RemainCo Entities (as defined in the Amended and Restated Business Combination Agreement) have not completed a sale of ordinary shares of Bridgeburg on terms no less favorable for them than those of the Libero SPA (as defined in the Amended and Restated Business Combination Agreement) and received cash proceeds in an amount not less than €40 million or (ii) cash proceeds of not less than €40 million have not been provided in escrow with the only condition to the release of such funds to FCB being the occurrence of the closing of the transactions contemplated by the Amended and Restated Business Combination Agreement (the satisfaction of the cash proceeds of not less than €40 million provided in escrow described in clause (ii) or the completion of a sale of ordinary shares of Bridgeburg described in clause (i), the “Proceeds Condition”). Section 8.1(h) of the Amended and Restated Business Combination Agreement previously provided that FCB may, in its sole and absolute discretion, terminate the Amended and Restated Business Combination Agreement at any time after December 31, 2023, if on or before such date the Proceeds Condition were not satisfied.

On April 25, 2024, the Company received a letter from the Staff granting the Company’s request for transfer to The Nasdaq Capital Market. The Company’s securities were transferred to The Nasdaq Capital Market at the opening of business on April 29, 2024.

On June 5, 2024, the Company received a notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that because the Company had not yet filed its Form 10-Q for the period ended March 31, 2024, the Company was no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic reports with the Securities and Exchange Commission.

On June 26, 2024, Miles Gilburne resigned as a director of the Company. On June 27, 2024, the Company notified Nasdaq that, as a result of the resignation of Miles Gilburne from the Company’s Board of Directors (the “Board”), the Company was no longer in compliance with Nasdaq Listing Rule 5605 (c) (2) (A), which requires the Company’s Audit Committee to be composed of at least three independent directors, and Nasdaq Listing Rule 5605 (b) (1), which requires a majority of the Board to be comprised of Independent Directors.

On June 28, 2024, the Company and FCB entered into a termination agreement that terminated the Amended and Restated Business Combination Agreement (as amended by the Amendment) in its entirety.

On July 15, 2024, MCAA received a notice from the Listing Qualifications Department of Nasdaq stating that consistent with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), MCAA is entitled to a cure period in order to regain compliance as described in MCAA’s Form 8-K, filed with the Securities and Exchange Commission on July 2, 2024.On July 22, 2024, Alexander Hornung resigned as Chief Financial Officer of the Company and Thomas Middelhoff resigned as Chief Strategy Officer of the Company, in each case effective immediately. Mr. Hornung and Dr. Middelhoff resigned for personal reasons.

On August 9, 2024, Dr. Philipp Rösler resigned as a director of the Company.

On August 29, 2024, Winston Ma resigned as a director of the Company.

On September 3, 2024, the Company received a letter from the Nasdaq Staff notifying the Company that the Staff have determined to deny the Company’s request for continued listing on The Nasdaq Stock Market. Further to the non-compliance with the Filing Requirement, the Letter also cites that due to the resignations of Mr. Miles Gilburne and Dr. Philipp Rösler from the Company’s board on June 26, 2024, and August 9, 2024, respectively, the Company is in non-compliance with Nasdaq’s Board Independence, Audit Committee Composition, and Compensation Committee Composition requirements set forth by Listing Rules 5606(b)(1), 5605(c)(2), and 5605(d)(2). According to the Letter, these corporate governance deficiencies constitute additional bases for delisting.

On September 10, 2024, the Company requested to appeal the Staff’s determination to delist the Company’s securities. On September 11, 2024, the Company was notified that a hearing has been set for October 24, 2024.

On September 20, 2024, the Board appointed Ms. Gracianne Caruso-Klein and Mr. Robert-Eduard Koenig as independent directors of the Company, effective immediately. In connection with the appointments, the Board has appointed Ms. Caruso-Klein and Mr. Koenig to the Audit Committee, the Compensation Committee and Nominating Committee.

On September 20, 2024, the Board appointed Dr. Cornelius Boersch to serve in the role of interim Chief Financial Officer until a permanent replacement is found. Dr. Boersch will continue to serve as the Company’s Chief Executive Officer and as a non-independent member of the Board.

On September 24, 2024, the Board appointed Björn Jacot to the Board of Directors as an independent director. In connection with the appointment, the Board has appointed Mr. Jacot to the Audit Committee, the Compensation Committee and Nominating Committee.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (the “SEC’s”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On June 5, 2024, the Company received a notice from the Staff of Nasdaq indicating that because the Company had not yet filed its Form 10-Q for the period ended March 31, 2024, the Company was no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic reports with the Securities and Exchange Commission.

On June 26, 2024, Miles Gilburne resigned as a director of the Company. On June 27, 2024, the Company notified Nasdaq that, as a result of the resignation of Miles Gilburne from the Company’s Board of Directors (the “Board”), the Company was no longer in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires the Company’s Audit Committee to be composed of at least three independent directors, and Nasdaq Listing Rule 5605(b)(1), which requires a majority of the Board to be comprised of Independent Directors.

On July 15, 2024, MCAA received a notice from the Listing Qualifications Department of Nasdaq stating that consistent with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), MCAA is entitled to a cure period in order to regain compliance as described in MCAA’s Form 8-K, filed with the Securities and Exchange Commission on July 2, 2024.

On July 22, 2024, Alexander Hornung resigned as Chief Financial Officer of the Company and Thomas Middelhoff resigned as Chief Strategy Officer of the Company, in each case effective immediately. Mr. Hornung and Dr. Middelhoff resigned for personal reasons.

On August 9, 2024, Dr. Philipp Rösler resigned as a director of the Company.

On August 29, 2024, Winston Ma resigned as a director of the Company.

On September 3, 2024, the Company received a letter from the Nasdaq Staff notifying the Company that the Staff have determined to deny the Company’s request for continued listing on The Nasdaq Stock Market. Further to the non-compliance with the Filing Requirement, the Letter also cites that due to the resignations of Mr. Miles Gilburne and Dr. Philipp Rösler from the Company’s board on June 26, 2024, and August 9, 2024, respectively, the Company is in non-compliance with Nasdaq’s Board Independence, Audit Committee Composition, and Compensation Committee Composition requirements set forth by Listing Rules 5606(b)(1), 5605(c)(2), and 5605(d)(2). According to the Letter, these corporate governance deficiencies constitute additional bases for delisting.

On September 10, 2024, the Company requested to appeal the Staff’s determination to delist the Company’s securities. On September 11, 2024, the Company was notified that a hearing has been set for October 24, 2024.On September 20, 2024, the Board appointed Gracianne Caruso-Klein and Robert-Eduard Koenig as independent directors of the Company, effective immediately. In connection with the appointments, the Board has appointed Ms. Caruso-Klein and Mr. Koenig to the Audit Committee, the Compensation Committee and Nominating Committee.

On September 20, 2024, the Board appointed Dr. Cornelius Boersch to serve in the role of interim Chief Financial Officer until a permanent replacement is found. Dr. Boersch will continue to serve as the Company’s Chief Executive Officer and as a non-independent member of the Board.

On September 24, 2024, the Board appointed Björn Jacot to the Board of Directors as an independent director. In connection with the appointment, the Board has appointed Mr. Jacot to the Audit Committee, the Compensation Committee and Nominating Committee.

Results of Operations

As of March 31, 2024, we had not commenced any operations. All activity for the three months ended March 31, 2024 relates to our formation and IPO. We will not generate any operating revenues at the earliest until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from our IPO. We have selected December 31 as our fiscal year end.

For the three months ended March 31, 2024, we had a net income of $873,545, which consisted of interest earned on trust account of $1,334,503, offset by formation and operating costs $455,249, as well as change in fair value of derivative liability - conversion feature of promissory notes of $5,709.

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

On April 15, 2024, Mountain, FCB and BP entered into Amendment No. 1 to the A&R Business Combination Agreement (the “Amendment”). The Amendment amends and restates Section 8.1(h) of the A&R Business Combination Agreement to provide that FCB may, in its sole and absolute discretion, terminate the A&R Business Combination Agreement at any time after April 30, 2024, if on or before such date (i) the RemainCo Entities (as defined in the A&R Business Combination Agreement) have not completed a sale of ordinary shares of Bridgeburg Invest, S.L. (“Bridgeburg”) on terms no less favorable for them than those of the Libero SPA (as defined in the A&R Business Combination Agreement) and received cash proceeds in an amount not less than €40 million or (ii) cash proceeds of not less than €40 million have not been provided in escrow with the only condition to the release of such funds to FCB being the occurrence of the closing of the transactions contemplated by the A&R Business Combination Agreement (the satisfaction of the cash proceeds of not less than €40 million provided in escrow described in clause (ii) or the completion of a sale of ordinary shares of Bridgeburg described in clause (i), the “Proceeds Condition”). Section 8.1(h) of the A&R Business Combination Agreement previously provided that FCB may, in its sole and absolute discretion, terminate the A&R Business Combination Agreement at any time after December 31, 2023, if on or before such date the Proceeds Condition were not satisfied.

On June 28, 2024, the Company and FCB entered into a termination agreement that terminated the Amended and Restated Business Combination Agreement (as amended by the Amendment) in its entirety.

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

Liquidity, Capital Resources and Going Concern

Our liquidity needs up to March 31, 2024 have been satisfied through the payment of certain offering costs by the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000. As of March 31, 2024, we had $19,197 in our operating bank account, and a working capital deficit of $8,337,296.

In addition, in order to finance transaction costs in connection with the Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 5).

During the period from February 20, 2024 to March 19, 2024, the Company issued to the third-party investors five convertible promissory notes (each, a “Convertible Note”) evidencing working capital loans made by such investors to the Company in an aggregate of $718,945. The investors waived any and all rights to the monies held in the Trust Account with respect to their loans. The principal balance of each Convertible Note will be repayable by the Company on the earlier of (such date, the “Maturity Date”), (i) the date on which the Company consummates its initial business combination, and (ii) the date of the liquidation of the Company; provided, however, that if an initial business combination is not consummated, the Convertible Note will not be repaid and all amounts owed thereunder will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Each Convertible Note bears non-compounding interest at a rate per annum of 8% of the unpaid principal balance under such Convertible Note, which is payable upon the Maturity Date. Each investor may, at its option, convert any unpaid principal balance and accrued interest under its Convertible Note, subject to and following the Maturity Date, into that number of ordinary shares of the post-business combination combined company equal to the principal amount of and accrued interest on the Convertible Note so converted multiplied by 0.3 (rounded down to the nearest whole share). The conversion shares will be entitled to the registration rights set forth in that certain Registration Rights Agreement, entered into by the Company and the parties thereto, in connection with the Company’s initial public offering and attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2021.

As of March 31, 2024 and December 31, 2024, there were no amounts outstanding under Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024 and December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Support Agreement

Commencing on November 5, 2021, we agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2024 and 2023, we had incurred $30,000 of administrative support expense pursuant to this agreement.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, there were 5,475,000 and none Class A ordinary shares issued or outstanding as of March 31, 2024 and December 31, 2023, respectively.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of shares.

Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income (loss) per ordinary share is computed by dividing the pro rata net income (loss) between our Class A ordinary shares and our Class B ordinary shares by the weighted average number of shares of ordinary shares outstanding for each of the periods. The calculation of diluted income (loss) per share of ordinary shares does not consider the effect of the warrants issued in connection with our IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of March 31, 2024 and December 31, 2023, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. We have not adopted this guidance as of March 31, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures. Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As previously discussed in the form 10-K for the year ended December 31, 2023, management identified material weaknesses related to errors in accounting for exercise of the over-allotment option, lack of management review controls and timely account-level reconciliations, as well as lack of controls to assure proper searches for possible undisclosed related parties and/or related party transactions between our sponsor, members of management and/or other insiders acting on behalf, and for the benefit of our Company. These material weaknesses remained non remediated as of March 31, 2024.

Management plans to enhance internal controls and procedures, including enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.

Changes in Internal Control over Financial Reporting

Other than identified above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on October 21, 2021 and in our Annual Report for the year ended December 31, 2023. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†

Amendment No. 1, dated April 15, 2024, to the Amended and Restated Business Combination Agreement by and among Futbol Club Barcelona, Barça Produccions S.L., and Mountain & Co. I Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on April 15, 2024)

3.1

Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1/A (File No. 333-259034) filed with the SEC on October 25, 2021)

3.2

Amendment to the Amended and Restated Memorandum and Articles of Association of the Company. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on February 7, 2023)

3.3

Amendment to the Amended and Restated Memorandum and Articles of Association of the Company. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on September 18, 2023)

3.4

Amendment to the Amended and Restated Memorandum and Articles of Association of the Company. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on March 11, 2024)

10.1

Form of Convertible Note issued by the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on February 26, 2024)

10.2

Amendment No. 3 to Investment Management Trust Agreement, dated November 4, 2021, as amended by Amendment No. 1 dated February 6, 2023 and Amendment No. 2 dated September 14, 2023 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-41021) filed with the SEC on March 11, 2024)

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

No.	Description of Exhibit
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

††

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

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

Date: September 25, 2024

MOUNTAIN & CO. I ACQUISITION CORP.

By:	/s/ Dr. Cornelius Boersch
Name:	Dr. Cornelius Boersch
Title:	Chief Financial Officer